Form 10-Q
period 2023-09-30
Eva Live Inc
filed 2023-11-13
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-273162

REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933

EVA LIVE INC.

(Exact name of registrant as specified in its charter)

Nevada	7370	88-2864075
State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

The Plaza, 1800 Century Park East, Suite 600,

Los Angeles, CA 90067

Tel: (310) 229-5981

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	GOAI	OTC Markets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on November 13, 2023, was 115,847,349.

EVA LIVE INC.

EVA LIVE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022 (Unaudited)
Assets:
Current assets
Cash	$555,303	$38,506
Accounts receivable, net of allowance for doubtful accounts of $183,744 and $156,307, respectively	933,514	209,442
Other assets	1,405	1,405
Total current assets	$1,490,222	$249,353
Goodwill	2,010,606	2,010,606
Capitalized website development costs	30,164	193,497
Total assets	$3,530,992	$2,453,456
Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	1,832,194	1,535,707
Accounts payable related party	124,628	205,980
Total current liabilities	$1,956,822	$1,741,687
PPP loan	40,832	40,832
Total liabilities	$1,997,654	$1,782,519
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.0001, 300,000,000 shares authorized; 115,847,349 and 115,847,349 shares issued and outstanding, as of September 30, 2023, and December 31, 2022, respectively	11,585	11,585
Additional paid-in capital	18,790,939	18,790,939
Accumulated deficit	(17,269,186)	(18,131,587)
Total stockholders’ equity (deficit)	$1,533,338	$670,937
Total liabilities and stockholders’ deficit:	$3,530,992	$2,453,456

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	1,699,173	209,990	3,124,652	1,049,135
Total revenue	$1,699,173	$209,990	$3,124,652	$1,049,135
Operating expenses
General and administrative	175,740	305,730	518,746	1,440,029
Media traffic purchase	979,000	149,304	1,580,172	931,000
Amortization and depreciation	54,444	54,444	163,333	163,333
Total operating expenses	1,209,184	509,478	2,262,251	2,989,396
Operating income (loss)	489,989	(299,488)	862,401	(1,940,261)
Income (loss) before provision for income taxes	489,989	(299,488)	862,401	(1,940,261)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	$489,989	$(299,488)	$862,401	$(1,940,261)
Net loss per common share, basic and diluted	0.00	(0.00)	0.01	(0.02)
Weighted average number of common shares outstanding basic and diluted	115,847,349	115,640,215	115,847,349	115,174,570

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Reverse merger	Total stockholders’ equity (deficit)
Three months ended September 30, 2022
Balance - June 30, 2022	115,153,525	$11,515	$17,047,138	$(16,179,453)	$-	$879,200

Balance September 30, 2022
Shares issued for cash valued at $1.00	168,870	17	168,783	-	-	168,800
Shares issued for services at $1.00 per share	25,024	3	25,021	-		25,024
Shares issued for Ad Flare acquisition at $3.00	500,000	50	1,499,950	-	-	1,500,000
EvaMedia accounting acquirer adjustments	-	-	(1,910,491)	-	1,960,539	50,048
Net loss	-	-	-	(299,488)	-	(299,488)
Balance - September 30, 2022	115,847,349	$11,585	$16,830,401	$(16,478,941)	$1,960,539	$2,323,584
Three months ended September 30, 2023
Balance - June 30, 2023	115,847,349	$11,585	$18,790,939	$(17,759,175)	$-	$1,043,349
Net loss	-	-	-	489,989	-	489,989
Balance -September 30, 2023	115,847,349	$11,585	$18,790,939	$(17,269,186)	$-	$1,533,338

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Reverse merger	Total stockholders’ equity (deficit)
Nine months ended September 30, 2022
Balance - December 31, 2021	114,713,525	$11,471	$16,607,181	$(14,538,680)	$-	$2,079,972

Balance September 30, 2022
Shares issued for cash valued at $1.00	440,000	44	439,956	-	440,000
Shares issued for cash valued at $1.00	168,870	17	168,783	-	-	168,800
Shares issued for services at $1.00 per share	25,024	3	25,021	-		25,024
Shares issued for Ad Flare acquisition at $3.00	500,000	50	1,499,950	-	-	1,500,000
EvaMedia accounting acquirer adjustments	-	-	(1,910,491)	-	1,960,539	50,048
Net loss	-	-	-	(1,940,261)	-	(1,940,261)
Balance - September 30, 2022	115,847,349	$11,585	$16,830,401	$(16,478,941)	$1,960,539	$2,323,584
Nine months ended September 30, 2023
Balance - December 31, 2022	115,847,349	$11,585	$18,790,939	$(18,131,587)	$-	$670,937
Net loss	-	-	-	862,401	-	862,401
Balance -September 30, 2023	115,847,349	$11,585	$18,790,939	$(17,269,186)	$-	$1,533,338

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2023 (Unaudited)	September 30, 2022 (Unaudited)
Cash Flows from operating activities:
Net loss	$862,401	$(1,940,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	25,024
Depreciation expense	163,333	163,333
Changes in operating assets and liabilities:
Accounts receivable	(724,072)	(93,521)
Prepaid expense	-	875,875
Accounts payable and accrued expenses	296,487	293,133
Accounts payable - related party	(81,352)	8,867
Net Cash used in operating activities	$516,797	$(667,550)
Cash flow from investing activities:
Reverse merger adjustments	-	50,048
Goodwill impairment	-	(1,500,000)
Net Cash provided by investing activities	$-	$(1,449,952)
Common stock issued for cash	-	608,800
Stock issued for Ad Flare acquisition	-	1,500,000
Net Cash Provided by financing activities	$-	$2,108,800
Net change in Cash and cash equivalents for the year	516,797	(8,702)
Cash and cash equivalents at the beginning of the year	38,506	33,523
Cash and cash equivalents at the end of the year	$555,303	$24,821

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

NATURE OF OPERATIONS

Background

Eva Live Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 27, 2002, as International Pit Boss Gaming, Inc. On October 1, 2002, the Company merged with Pro Roads Systems, Inc. (a Florida corporation), a public shell company traded on the pink sheets. Pro Roads Systems, Inc. had no operations before the merger. The purpose of the merger was to change the Company’s domicile from Florida to Nevada. From its inception to 2006, the Company designed and developed software for the gaming industry. The Company changed its name on February 14, 2006, to Logo Industries Corporation and, on November 18, 2008, to Malwin Ventures Inc. On February 11, 2014, the Company announced negotiations with Impact Future Media LLC, and their President/Founder, Francois Garcia, acquired 100% of Impact Future Media LLC and its media and entertainment assets. The Company announced the closing of this transaction on March 25, 2014. From March 2014 to September 28, 2021, the Company was involved in the entertainment, publishing, and interactive industry.

The Company’s year-end is December 31.

Stock Split

On September 9, 2021, the Company completed a reverse split in the amount of 1 for 150, Changed the Company’s name to Eva Live Inc., Changed the Company’s trading Symbol from MLWN to GOAI, and executed an Acquisition Agreement resulting in a change of control of the Issuer.

On September 10, 2021, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name from “Malwin Ventures, Inc.” to “Eva Live, Inc.” (the “Name Change”) and a change in the Company’s ticker symbol from “MLWN” to the new trading symbol “GOAI” (the “Symbol Change”). Trading under the new ticker symbol began at market opening on July 11, 2021. The current shareholders do not require action from current shareholders concerning the change in the trading symbol. The Company’s CUSIP also changes to 98892100.

Recent Significant Transaction – EvaMedia Corp. Acquisition

As of September 28, 2021, Eva Live Inc. had limited operations, revenues, and a net financial liability of $55,909. The Company previously specialized in designing and developing software for the gaming sector. The Company underwent several name changes: first to Logo Industries Corporation on February 14, 2006, and then to Malwin Ventures Inc. on November 18, 2008. On February 11, 2014, Eva Live entered negotiations with Impact Future Media LLC. Subsequently, their President/Founder, Francois Garcia, secured ownership of 100% of Impact Future Media LLC, including all its media and entertainment assets. The Company finalized the acquisition on March 25, 2014. From that point until September 28, 2021, the Company operated within the spheres of entertainment, publishing, and interactivity with limited operations.

On September 28, 2021 (the ‘Acquisition Date’), the Company merged (‘Acquisition’) into EvaMedia Corp. (‘EvaMedia). Upon completion of the Acquisition, the Company acquired all issued and outstanding shares of capital stock of EvaMedia. As a result, the Company issued 110,192,177 shares of the Company’s common stock to shareholders of EvaMedia, and immediately following the Acquisition, 111,169,525 shares of common stock were issued and outstanding. As a result, EvaMedia’s shareholders control 99.12% of issued and outstanding shares of the Company on a fully diluted basis. Following the Acquisition, David Boulette of EvaMedia became the company’s CEO, director, and controlling shareholder. He appointed two additional board members from EvaMedia, Phil Aspin and Darly Walser. Terry Fields remained the only board member from the Company.

We have accounted the Acquisition as a reverse acquisition under the acquisition method of accounting per ASC 805, with EvaMedia treated as the accounting acquirer and the Company treated as the “acquired” company for financial reporting purposes. We determine EvaMedia an accounting acquirer based on the following facts: (i) after the reverse merger, former shareholders of EvaMedia held a majority of the voting interest of the combined company; (ii) former Board of Directors of EvaMedia possess majority control of the Board of Directors of the combined company; (iii) members of the management of EvaMedia are responsible for the management of the combined company. As such, we have treated the financial statements of EvaMedia as the historical financial statements of the combined company, and (iv) EvaMedia’s relative size measured in assets and revenues is significantly larger than that of the Company.

We have deemed EvaMedia to be the acquiring company for accounting purposes, and the transaction was accounted for as a reverse acquisition following accounting principles generally accepted in the United States (“US GAAP”). Before the Acquisition, the Company changed its name from Malwin Ventures, Inc. to Eva Live, Inc. As used in these condensed consolidated financial statements, unless otherwise indicated, all references herein to “Eva Live,” the “Company,” “we,” or “us” refer to Eva Live, Inc..We have identified the Company as the legal acquirer, as it is the entity that issued securities. Comparatively, we have identified EvaMedia as the legal acquiree, the entity whose equity interests are acquired.

We consider the Acquisition a reverse acquisition; therefore, the purchase consideration is the Company’s fair value as of September 28, 2021. The number of shares issued and outstanding for the Company just before the Acquisition Date was 977,348, with a market price of $2.000 quoted on the OTC Bulletin Board under the trading symbol GOAI. We estimated the purchase price and the book value or net financial liability of the Company to be $1,954,697 and $55,909. As a result, we recorded Goodwill as the difference between the purchase price and book value, $2,010,606. The Company carried out the Goodwill Impairment Analysis as of December 31, 2021, where the carrying value of the Goodwill as of December 31, 2021, is $2,010,606. The fair market value of the implied Goodwill is approximately $74,945,552, which is higher than the carrying value, and thus, the Company did not record any impairment as of December 31, 2021.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

The table below represents EvaMedia’s Goodwill recorded based on management’s preliminary assessment of the Acquisition Date fair value of the assets acquired and liabilities assumed:

The Company’s Balance Sheet as of September 28, 2021:

Description	Book Value, $
Cash	$932
Accounts payable	50,000
Due to related party	6,841
Net assets (A)	$(55,909)
Company share (B)	977,348
Share price (C)	$2.00
Consideration or purchase price (D) = (B) X (C)	1,954,697
Goodwill (D) – (A)	$2,010,606

We have determined the method of accounting for the reverse acquisition guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations (“ASC 805”),

We prepared the consolidated financial statements for the fiscal year ending December 31, 2021, following a reverse acquisition under Eva Live Inc. (accounting acquiree), but as a continuation of the financial statements of EvaMedia (accounting acquirer). We have made one adjustment: retroactively adjusting EvaMedia’s legal capital to reflect the legal capital of the Company. We calculated the adjustment based on the share exchange ratio of one new share of Company common stock for every share of EvaMedia capital stock previously issued and outstanding. Comparative information preserved in these consolidated financial statements is also retroactively adjusted to reflect the legal capital of the Company. The legal capital on December 31, 2022, reflects the legal capital of the Company after the Acquisition date and therefore requires no adjustment.

AdFlare Acquisition

On July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 500,000 shares of the Company’s restricted common stock valued at $1,500,000 using the discounted cash flow methodology. Mr. Phil Aspin, co-founder of AdFlare, has been a member of the Company’s Board of Directors since September 28, 2021. The Company carried out the Goodwill Impairment Analysis as of December 31, 2022, where the carrying value of the Goodwill as of December 31, 2022, is $1,500,000. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus, the impairment as of December 31, 2022, is $1,500,000.

AdFlare, a wholly-owned subsidiary of the Company, is a leader in the specialized field of “Header Bidding,” with a deep contextual understanding of an array of ad technologies spanning search, display, and video across mobile and desktop, providing solutions to help all publishers drive revenue. Header bidding, also known as advance or pre-bidding, is a technology wherein publishers simultaneously offer their inventory to multiple ad exchanges, advertisers, and agencies. The idea is that by letting various buyers bid on the same inventory at the same time, in real time, there’s more competition driving up the auction pressure and a chance to serve each impression at a higher Cost Per Mille rate (“CPM rate”), meaning capturing additional revenue. AdFlare has a track record of delivering over 1 billion ad impressions a month and increasing Google AdX over Google AdSense CPM by over 30%, with an average fill rate of 99.9% in the US market.

The table below represents the Goodwill recorded based on management’s preliminary assessment of the Acquisition Date fair value of the assets acquired and liabilities assumed:

Description	Book Value, $
Consideration or purchase price	1,500,000
Total net assets of AdFlare	-
Goodwill recorded	$1,500,000

Consolidation of EvaMedia income statement from the Acquisition Date to December 31, 2022:

Description	Value, $
Sales	-
Operating expenses
Professional fees	-
General and administrative	-
Media traffic purchase	-
Goodwill impairment	1,500,000
Net loss	1,500,000

Current Operations

As of September 28, 2021, the Company’s vision is to build the world’s leading digital media platform to deliver measurable business outcomes at scale for regional and global brands, agencies, and retailers across different marketing goals. Our system continually learns to achieve trusted and impactful digital advertising solutions, eliminating ad fraud, lag, and error to produce unmatched digital advertising optimization. Effective September 28, 2021, David Boulette is the Company’s Chief Executive Officer and Director. At present, the Company currently has four directors. The one non-executive director is Terry Fields. The three executive directors are David Boulette, Phil Aspin, and Daryl Walser.

Eva Live is a technology company that has developed an automated and intelligent advertiser campaign management platform, Eva Platform. Our Platform enables advertisers (‘customers, clients’) to buy advertising space on several digital channels to reach their desired audience. Our technology intends to address the needs of markets where high-volume advertisers want automated advertising purchases to have high conversion rates. We focus on data-driven marketing and cross-channel measurement, critical to businesses looking to optimize their marketing budget and reach audiences through all their integrated advertising efforts.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

We operate at the junction of digital marketing and media monetization. We enable market awareness of companies and brands by providing best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC7319) and businesses in various industries seeking to market their products and services using our platform, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, mainly US and Canada. For the fiscal year ending December 31, 2022, we had seven (7) customers, primarily from North America, compared to three (3) customers for the fiscal year ending December 31, 2021. The top three customers represent over 92% of revenue for the fiscal year ending December 31, 2022, and 2021. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. Such customers advertise with media through us and engage in media buying services such as online traffic from the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

We execute our business through Eva Platform based on Artificial Intelligence, or AI, to match advertising campaigns to specific ad spots one at a time. Our system creates conversion mapping tables that allow us to increase conversion rates by analyzing those trends with optimized historical conversion rates and further capitalizing on and improving those rates. We leverage “big data,” an accumulation of data that is too large and complex for processing by traditional database management tools. Since more companies are attempting to leverage big data to make strategic business decisions, we have built automated tools that analyze the data and feed the relevant information into our decision logic. We have designed our solution to optimize brand campaigns to create brand awareness and direct response campaigns with a fixed conversion point.

In November 2020, the Company completed the development of the Eva XML Platform, where the Platform buys traffic from various sources and sells that traffic to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds. The Eval XML Platform manages the entire ad buying/selling process by integrating into Google, Microsoft, Taboola, Revcontent, Gemini, and Facebook. The Eva XML Platform creates thousands of ads with the push of a button. The Eva XML Platform manages the spending depending on the performance of keywords in the ad campaign to maximize the arbitrage revenue.

The Company earns revenues from advertisers by signing purchase or insertion orders based on Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less, Version 3.0, as defined in 4’s/IAB. We intend to offer media companies and advertising agencies a standard for conducting business acceptable to both parties based on such terms and conditions. When incorporated into an insertion order, this protocol represents the Company and its customers’ shared understanding of doing business. The Company may also sign additional documents to cover sponsorships and other arrangements involving content association, integration, and special production. The Company considers an insertion order with its customers, a binding contract with the customer, or other similar documentation reflecting the terms and conditions under which it provides products or services. As a result, the Company considers the insertion order persuasive evidence of an arrangement. Each insertion is specific to the customer, defines each party’s fee schedule, duties, and responsibilities, and is governed by 4’s/IAB Version 3.0 for renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such contract.

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending September 30, 2023, and 2022, and throughout the report may not add up precisely to the totals provided, and percentages may not exactly reflect the absolute figures.

The COVID-19 Pandemic

In March 2020, the World Health Organization declared a novel coronavirus (COVID-19) outbreak a pandemic throughout the United States. China started as the center of the COVID-19 epidemic but spread to several other countries. Many countries worldwide, including the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on our business. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

Russia – Ukraine Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. The Company has no operation exposure in the region affected by war. As of the date of this report, there has been no disruption in our operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes represent the Company’s management, responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects. We have applied them consistently in preparing the accompanying financial statements.

Financial Statement Preparation and Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include Cash on hand, deposits at banking institutions, and all highly liquid short-term investments with original maturities of 90 days or less. The Company had a cash balance of $555,303 and $38,506 as of September 30, 2023 and December 31, 2022.

Accounts Receivable

Accounts Receivable primarily represents the amount due from two (2) customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 45 terms or n/45, where the payment is due in full 45 days after the invoice’s date. The Company bases the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At September 30, 2023, and December 31, 2022, the management determined that the allowance for doubtful accounts was $183,744 and $156,307, respectively. The bad debt expense for the nine months ended September 30, 2023, and 2022 was $27,437 and $0, respectively.

Office Lease

Effective May 21, 2020, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a needs-only basis. The new lease payment is $229 per month, included in the General and Administrative expenses. For the nine months ending September 30, 2023, and 2022, the office’s rent payment was $3,435 and $3,435, included in the General and administrative expenses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Our typical customers are advertising agencies classified under SIC7319, which advertise with media but perform no creative services (media buying services such as online traffic from EvaMedia). We also deal with businesses (as described under NAICS 541810) organized to provide a full range of services (i.e., through in-house capabilities or subcontracting), including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

The Company earns revenues from advertisers by signing purchase or insertion orders based on Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less, Version 3.0, as defined in 4’s/IAB. Such terms and conditions are intended to offer media companies and advertising agencies an acceptable standard for conducting business for both parties. When incorporated into an insertion order, this protocol represents the Company and its customers’ shared understanding of doing business. The Company may also sign additional documents to cover sponsorships and other arrangements involving content association, integration, and special production. The Company considers an insertion order with its customers, a binding contract with the customer, or other similar documentation reflecting the terms and conditions under which it provides products or services. As a result, the Company considers the insertion order persuasive evidence of an arrangement. Each insertion is specific to the customer, defines each party’s fee schedule, duties, and responsibilities, and is governed by 4’s/IAB Version 3.0 for renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such contract.

The Company adopted ASU 2014-09 Revenue for insertion/purchase orders, or contract(s) (from now on known as ‘contracts’) received from customers.

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services as per the contract with the customer. As a result, the Company accounts for revenue contracts with customers by applying the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606), which includes the following steps:

●	Identify the contract(s) and subsequent amendments with the customer.
●	Identify all the performance obligations in the contract and subsequent amendments.
●	Determine the transaction price for completing performance obligations.
●	Allocate the transaction price to the performance obligations in the contract.
●	Recognize the revenue when, or as, the Company satisfies a performance obligation.

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. The Company presents results for reporting periods beginning after January 1, 2018, under ASC 606, while prior period amounts are reported following legacy GAAP. In addition to the above guidelines, the Company also considers implementation guidance on warranties, customer options, licensing, and other topics. The Company considers revenue collectability, methods for measuring progress toward complete satisfaction of a performance obligation, warranties, customer options for additional goods or services, non-refundable upfront fees, licensing, customer acceptance, and other relevant categories.

The Company accounts for a contract when the Company and the customer (‘parties’) have approved the contract and are committed to performing their respective obligations, where each party can identify their rights, obligations, and payment terms; the contract has commercial substance. The Company will probably collect all of the consideration substantially. Revenue is recognized when performance obligations are satisfied by transferring control of the promised service to a customer. The Company fixes the transaction price for goods and services at contract inception. The Company’s standard payment terms are generally net 30 days and, in some cases, due upon receipt of the invoice.

The Company considers contract modification as a change in the scope or price (or both) of a contract that the parties approve. The parties describe contract modification as a change order, a variation, or an amendment. A contract modification exists when the parties to the contract approve a modification that either creates new or changes existing enforceable rights and obligations of the parties to the contract. The Company assumes a contract modification when approved in writing, by oral agreement, or implied by the customary business practice of the customer. If the parties to the contract have not agreed on a contract modification, the Company continues to apply the guidance to the existing contract until the contract modification is approved. The Company recognizes contract modification in various forms – including but not limited to partial termination, an extension of the contract term with a corresponding price increase, adding new goods and services to the contract, with or without a corresponding price change, and reducing the contract price without a change in goods or services promised.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For all its goods and services, at contract inception, the Company assesses the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract and then evaluate whether the performance obligations are capable of being distinct and distinct within the context of the contract. Solutions and services that are not capable of being distinct and distinct within the context of the agreement are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. For multi-element transactions, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. The Company determines the standalone selling price for each item at the transaction’s inception involving these multiple elements.

Performance Obligation	Types of Deliverables	When Performance Obligation is Typically Satisfied
Insertion Order for Online Advertising	The Company sets up the advertising campaign on Eva’s demand-side Platform. It specifies types of ads (banner, search, video, etc.), place of the campaign (Website, mobile, or ad networks), and target of the ads (demographics, interests, etc.).	The Company recognizes the consulting revenues when the customer receives services over the length of the contract. If the customer pays the Company in advance for these services, the Company records such payment as deferred revenue until the Company completes the services.

The Company assumes that the goods or services promised in the existing contract will be transferred to the customer to determine the transaction price. The Company believes the agreement will not be canceled, renewed, or modified; therefore, the transaction price includes only those the Company has rights to under the present contract. For example, suppose the Company agrees with a customer with an original term of one year and expects the customer to renew for a second year. In that case, the Company will determine the transaction price based on the initial one-year period. When choosing the transaction price, the Company first identifies the fixed consideration, including non-refundable upfront payment amounts.

To allocate the transaction price, the Company allocates an amount that best represents the consideration the entity expects to receive for transferring each promised good or service to the customer. To meet the allocation objective, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. In determining the standalone selling price, the Company uses the best evidence of the standalone selling price that the Company charges to similar customers in similar circumstances. The Company sometimes uses the adjusted market assessment approach to determine the standalone selling price. It evaluates the market in which it sells the goods or services and estimates the price customers would pay for those goods or services when sold separately.

The Company recognizes revenue when or as it transfers the promised goods or services in the contract. The Company considers the “transfers” of the promised goods or services when the customer obtains control of the goods or services. The Company believes a customer “obtains control” of an asset when, or as, it can directly use and obtain all the remaining benefits from the asset substantially. The Company recognizes deferred revenue related to services it will deliver within one year as a current liability. The Company presents deferred revenue related to services that the Company will provide more than one year into the future as a non-current liability.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of Cash. The Company places its Cash with a major banking institution. The Company did not have cash balances over the Federal Deposit Insurance Corporation limit on December 31, 2022.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Legal Proceedings

The Company discloses a loss contingency if at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable, and the amount can be reasonably estimated. The Company can reasonably estimate a range of loss with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability of pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses incurred. The Company is currently not involved in any litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the Company may not recover the carrying amounts. An impairment charge amount is recognized if and when the asset’s carrying value exceeds the fair value.

On July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 500,000 shares of the Company’s restricted common stock valued at $1,500,000. The Company carried out the Goodwill Impairment Analysis as of December 31, 2022, where the carrying value of the Goodwill as of December 31, 2022, is $1,500,000. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus the impairment as of December 31, 2022, is $1,500,000.

On September 28, 2021 (the ‘Acquisition Date’), the Company merged (‘Acquisition’) into EvaMedia Corp. (‘EvaMedia). Upon completion of the Acquisition, the Company acquired all issued and outstanding shares of capital stock of EvaMedia. We consider the Acquisition a reverse acquisition; therefore, the purchase consideration is the Company’s fair value as of September 28, 2021. The number of shares issued and outstanding for the Company just before the Acquisition Date was 977,348, with a market price of $2.000 quoted on the OTC Bulletin Board under the trading symbol GOAI. We estimated the purchase price and the book value or net financial liability of the Company to be $1,954,697 and $55,909. As a result, we recorded Goodwill as the difference between the purchase price and book value, $2,010,606. The Company carried out the Goodwill Impairment Analysis as of December 31, 2021, where the carrying value of the Goodwill as of December 31, 2021, is $2,010,606. The fair market value of the implied Goodwill is approximately $74,945,552, which is higher than the carrying value, and thus, the Company did not record any impairment as of December 31, 2021.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. This method calculates deferred tax assets and liabilities based on the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable each year.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, more than 50%, likely to be realized upon ultimate settlement.

The Company considers many factors when evaluating and estimating its tax positions and benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the consolidated statements of operations. Management of the Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website and Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, are capitalized after establishing technological feasibility, if significant. The Company amortizes the Capitalized software development costs using the straight-line amortization method over the estimated useful life of the application software. By December 2018, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it could produce and meet the design specifications of the Eva Platform and its various components. The Company estimates the useful life of the software to be three (3) years.

The Company includes certain Website and app purchases as part of these capitalized costs. The capitalization of website costs is a significant portion of the total assets. The Company capitalizes on significant expenses incurred during the application development stage for internal-use software. The Company does not believe that capitalizing software development costs are material.

The Company accounts for website development costs following Accounting Standards Codification 350-50 “Website Development Costs” (ASC 350-50). The Company capitalizes on external website development costs (“website costs”), which primarily include:

●	third-party costs related to acquiring domains and developing applications,
●	as well as costs incurred to develop or acquire and customize code for web applications,
●	costs to develop HTML web pages or develop templates and
●	costs to create original graphics for the Website that included the design or layout of each page.

The Company also capitalizes on costs incurred in the website application and infrastructure development; we account for such costs following ASC 350-50. The Company estimates the useful life of the Website to be three (3) years.

Share-based compensation to employees and non-employees

The Company uses ASC 718 guidance to apply share-based compensation accounting to certain employees and non-employee individuals, such as outsourced employees, non-employee directors, and consultants performing management functions, are employees or non-employees. The differences in the accounting for share-based payment awards granted to an employee versus a non-employee relate to the measurement date and recognition requirements. The Company believes an employee is the one who has the right to exercise sufficient control to establish an employer-employee relationship based on common law, as illustrated in case law and currently under US Internal Revenue Service (IRS) Revenue Ruling 87-41.

Restricted securities are securities acquired in unregistered, private sales from the Company or an affiliate. The restricted securities require the owner to follow the US Securities Exchange Commission guidelines defined under Rule 144 - Selling Restricted and Control Securities. On the other hand, restricted shares issued for consideration other than for goods or employee services are fully paid for immediately. As a result, the Company has expensed these shares at the time of the contract. There is no vesting period for non-employees.

Fair Value

The Company uses current market values to recognize certain assets and liabilities at a fair value. The fair value is the estimated price at which an asset can be sold, or a liability settled in an orderly transaction to a third party under current market conditions. The Company uses the following methods and valuation techniques for deriving fair values:

Market Approach – The market approach uses the prices associated with actual market transactions for similar or identical assets and liabilities to derive a fair value.

Income Approach – The income approach uses estimated future cash flows or earnings, adjusted by a discount rate representing the time value of money and the risk of cash flows not being achieved to derive a discounted present value.

Cost Approach – The cost approach uses the estimated cost to replace an asset adjusted for the obsolescence of the existing asset.

The Company ranks the fair value hierarchy of information sources from Level 1 (best) to Level 3 (worst). The Company uses these three levels to select inputs for valuation techniques:

Level I	Level 2	Level 3
Level 1 is a quoted price for an identical item in an active market on the measurement date. This is the most reliable evidence of fair value and is used whenever this information is available.	Level 2 is directly or indirectly observable inputs other than quoted prices. An example of a Level 2 input is a valuation multiple for a business unit based on comparable entities’ sales.	Level 3 is an unobservable input. It may include the Company’s data, adjusted for other reasonably available information. Examples of a Level 3 input are an internally generated financial forecast.

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2022, and 2021, the Company had 115,847,349 and 114,713,525 basic and dilutive shares issued and outstanding, respectively. Common stock equivalents were anti-dilutive during the nine months ending September 30, 2022, due to a net loss of $1,940,261. Common equivalent shares are excluded from the computation since their effect is anti-dilutive. Common stock equivalents were dilutive during the nine months ending September 30, 2023 due to a net income of $862,401.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process; an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from customers’ contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one (1) year. The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. The Company presents results for reporting periods beginning after January 1, 2019, under ASC 606, while prior period amounts are reported following legacy GAAP. Refer to Note 2, Revenue from Major Contracts with Customers, for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments to this standard are effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments in this standard is permitted for all entities. The Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this policy as of January 1, 2020, and there is no material affect on its financial reporting.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. The amendments removed and modified certain disclosure requirements in Topic 820. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain amendments are to be applied prospectively, while others are to be applied retrospectively. Early adoption is permitted.

The Company adopted the ASU 2018-13 as of January 1, 2020. The Company conducted a goodwill impairment analysis of AdFlare acquisition, resulting in a goodwill impairment of $1,500,000 on December 31, 2022. We evaluate goodwill and acquired intangible assets for impairment at least annually to confirm if the carrying amount of acquired intangible assets exceeds their fair value. The acquired intangible assets primarily consist of assets under management, wealth management license, and our technology. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our acquired intangible assets. We will recognize an impairment charge for the difference if the fair value is less than its carrying value.

ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, issued in August 2020 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to present certain conversion features in equity separately. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring the use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments are effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company does not expect this ASU 2020-06 to impact its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. The Company has started generating revenues and growing its operations with limited capital. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months after issuing these consolidated financial statements. The continuation of the Company as a going concern depends on financial support from its stockholders and its ability to obtain necessary equity financing to continue operations.

The accumulated deficit on September 30, 2023, and December 31, 2022, was $17,269,186 and $18,131,587, respectively.

During the nine months ending September 30, 2023, and 2022, the Company incurred a net income of $862,401 and a net loss of $1,940,261. The working capital deficit as of September 30, 2023, and December 31, 2022, were $466,600 and $1,492,334.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of September 30, 2023, and December 31, 2022, the Company had $555,303 and $38,506 cash. The Company believes that future cash flows may not be sufficient to meet its debt obligations as they become due in the ordinary course of business for the foreseeable future. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its Eva Platform. The Company must raise additional capital to accomplish its growth plan over twelve to twenty-four months. The Company expects to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

The Company’s ability to continue as a going concern may depend on the success of management’s plans. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and liabilities that might be necessary should the Company cannot continue as a going concern.

To the extent the Company’s operations need to be improved to fund the Company’s capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions or try to raise capital through the sale of additional capital stock issuance of debt.

The Company intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. As the Company increases its customer base globally and accepts its Eva Platform, it intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2023.

NOTE 4 – CAPITALIZED WEBSITE AND SOFTWARE DEVELOPMENT COSTS

During the three months ending September 30, 2023, and 2022, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At September 30, 2023, the gross capitalized software asset and the accumulated software amortization expenses were $778,783 and $748,619, respectively. As a result, the unamortized balance of capitalized software on September 30, 2023, was $30,164.

At December 31, 2022, the gross capitalized software asset and the accumulated software amortization were $778,783 and $596,207, respectively. As a result, the unamortized balance of capitalized software on December 31, 2022, was $193,497.

The Company has estimated aggregate amortization expense for each of the five succeeding fiscal years based on the estimated software asset’s lifespan of three (3) years.

NOTE 5– COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

As of September 28, 2021, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a needs-only basis. The new lease payment is $229 per month, included in the General and Administrative expenses. For the nine months ending September 30, 2023, and 2022, the office’s rent payment was $3,435 and $3,435, included in the General and administrative expenses.

Employment Agreement

The Company has entered into a formalized employment agreement with its Chief Executive Officer (“CEO”) – David Boulette. The CEO’s annual salary is $216,000 per annum. The Company accrues compensation payable to the CEO in Accounts Payable and accrued expenses.

Pending Litigation

Management is unaware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting the assets or affiliate of the Company.

NOTE 6 – PPP LOAN PAYABLE

On April 24, 2020, the Company received proceeds of Forty-Thousand Eight Hundred and Thirty-Two ($40,832) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and JPMorgan Chase Bank (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm forgiveness of the PPP Note, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such a case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to the Company. The letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the end of the Deferment Period, which is nine months from April 24, 2020. As of December 31, 2022, $40,832 remains outstanding.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.0001 per share, of which 115,847,349 are issued and outstanding as of September 30, 2023.

The Company has issued unregistered securities under exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

2022 Recent Sales of Unregistered Securities

In February 2022, the Company issued 280,000 units for net proceeds of $280,000. The unit consists of one common and one Warrant with an exercise price of $2.00 and a term of one year.

In June 2022, the Company issued 160,000 units for net proceeds of $160,000. The unit consists of one common and one Warrant with an exercise price of $2.00 and a term of one year.

In July 2022, the Company issued 90,000 units for net proceeds of $90,000. The unit consists of one common and one Warrant with an exercise price of $2.00 and a term of one year.

In July 2022, the Company issued 22,8000 shares to consultants for services valued at $68,400.

In July 2022, the Company issued 500,000 shares to acquire AdFlare, valued at $1,500,000.

In August 2022, the Company issued 78,800 units for net proceeds of $78,800. The unit consists of one common and one Warrant with an exercise price of $2.00 and a term of one year.

In August 2022, the Company issued 2,224 shares to consultants for services valued at $6,672.

2021 Recent Sales of Unregistered Securities

In September 2021, the Company settled all outstanding debt with former CEO Terry Fields. The Company issued 533,334 shares valued at $1,066,668.

On September 3, 2021, the Company issued 10,000 shares to a consultant valued at $29,990.

From October to November 2021, the Company issued 3,510,000 shares to a consultant for services valued at $6,250,000.

On September 28, 2021 (the ‘Acquisition Date’), the Company merged into EvaMedia Corp. (‘EvaMedia) by issuing 110,192,177 of its common stock. The closing share price was $2.00; as a result, we estimated the purchase price of $220,384,354.

On November 30, 2021, the Company issued 34,000 shares valued at $34,000.

NOTE 8 – WARRANT

In November 2021, the Company sold 34,000 units (common stock plus warrants) for financing valued at $34,000. The Company sold the common stock at $1 per share with full warrant coverage, an exercise price of $2, and a term of one year. The Company issued the securities with a restrictive legend.

In February 2022, the Company sold 280,000 units (common stock plus warrants) for financing valued at $280,000. The Company sold the common stock at $1 per share with full warrant coverage, an exercise price of $2, and a term of one year. The Company issued the securities with a restrictive legend.

In June 2022, the Company sold 1600,000 units (common stock plus warrants) for financing valued at $1600,000. The Company sold the common stock at $1 per share with full warrant coverage, an exercise price of $2, and a term of one year. The Company issued the securities with a restrictive legend.

In July 2022, the Company sold 90,000 units (common stock plus warrants) for financing valued at $90,000. The Company sold the common stock at $1 per share with full warrant coverage, an exercise price of $2, and a term of one year. The Company issued the securities with a restrictive legend.

In August 2022, the Company sold 78,800 units (common stock plus warrants) for financing valued at $78,800. The Company sold the common stock at $1 per share with full warrant coverage, an exercise price of $2, and a term of one year. The Company issued the securities with a restrictive legend.

Information About the Warrants Outstanding During Fiscal 2023 Follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2022	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable at September 30, 2023	Expiration Date
34,000	$2.00	34,000	34,000	-	34,000	-	Expired
280,000	$2.00	280,000	280,000	-	280,000	-	Feb 2023
160,000	$2.00	160,000	160,000	-	160,000	-	Jun 2023
90,000	$2.00	90,000	90,000	-	90,000	-	Jul 2023
78,800	$2.00	78,800	78,800	-	78,800	-	Aug 2023

The exercise price and the number of shares of Common Stock or other securities issuable on the exercise of the Warrants are subject to adjustment in certain circumstances, including stock dividend, recapitalization, reorganization, merger, or consolidation of the Company. However, no Warrant is subject to adjustment for issuances of Common Stock at a price below the exercise price of that Warrant.

NOTE 9 – OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 10 – SUBSEQUENT EVENTS

On November 11, 2023, the Company received the notice of effectiveness from the SEC on the form S-1 for registration of securities under the Securities Act of 1933.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief, or current expectations, primarily concerning the future operating performance of the Company and the products we expect to offer, and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases, and future oral or written statements made by us or with our approval, which is not statements of historical fact, may contain forward-looking statements because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date they are made. We undertake no obligation to update such statements to reflect events or circumstances that exist after the date on which they are made.

COMPANY OVERVIEW

Eva Live Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 27, 2002, as International Pit Boss Gaming, Inc. On October 1, 2002, the Company merged with Pro Roads Systems, Inc. (a Florida corporation), a public shell company traded on the pink sheets. Pro Roads Systems, Inc. had no operations before the merger. The purpose of the merger was to change the Company’s domicile from Florida to Nevada. From its inception to 2006, the Company designed and developed software for the gaming industry. The Company changed its name on February 14, 2006, to Logo Industries Corporation and, on November 18, 2008, to Malwin Ventures Inc. On February 11, 2014, the Company announced negotiations with Impact Future Media LLC, and their President/Founder, Francois Garcia, acquired 100% of Impact Future Media LLC and its media and entertainment assets. The Company announced the closing of this transaction on March 25, 2014. From March 2014 to September 28, 2021, the Company was involved in the entertainment, publishing, and interactive industry.

The Company’s year-end is December 31.

On September 9, 2021, the Company completed a reverse split in the amount of 1 for 150, Changed the Company’s name to Eva Live Inc., Changed the Company’s trading Symbol from MLWN to GOAI, and executed an Acquisition Agreement resulting in a change of control of the Issuer. On September 10, 2021, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name from “Malwin Ventures, Inc.” to “Eva Live, Inc.” (the “Name Change”) and a change in the Company’s ticker symbol from “MLWN” to the new trading symbol “GOAI” (the “Symbol Change”). Trading under the new ticker symbol began at market opening on July 11, 2021. The current shareholders do not require action from current shareholders concerning the change in the trading symbol. The Company’s CUSIP also changes to 98892100.

Current Operations

As of September 28, 2021, the Company’s vision is to build the world’s leading digital media platform to deliver measurable business outcomes at a scale for regional and global brands, agencies, and retailers across different marketing goals. Our system continually learns to achieve trusted and impactful digital advertising solutions, eliminating ad fraud, lag, and error to produce unmatched digital advertising optimization. Effective September 28, 2021, David Boulette is the Company’s Chief Executive Officer and Director. At present, the Company currently has four directors. The one non-executive director is Terry Fields. The three executive directors are David Boulette, Phil Aspin, and Daryl Walser.

Eva Live is a technology company that has developed an automated and intelligent advertiser campaign management platform, Eva Platform. Our Platform enables advertisers (‘customers, clients’) to buy advertising space on several digital channels to reach their desired audience. Our technology intends to address the needs of markets where high-volume advertisers want automated advertising purchases to have high conversion rates. We focus on data-driven marketing and cross-channel measurement, critical to businesses looking to optimize their marketing budget and reach audiences across all their integrated advertising efforts.

We operate at the junction of digital marketing and media monetization. We enable market awareness of companies and brands by providing best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC7319) and businesses in various industries seeking to market their products and services using our platform, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, mainly the US and Canada. For the fiscal year ending December 31, 2022, we had seven (7) customers, primarily from North America, compared to three (3) customers for the fiscal year ending December 31, 2021. The top three customers represent over 92% of revenue for the fiscal year ending December 31, 2022, and 2021. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. Such customers advertise with media through us and engage in media buying services such as online traffic from the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

We execute our business through Eva Platform based on Artificial Intelligence, or AI, to match advertising campaigns to specific ad spots one at a time. Our system creates conversion mapping tables that allow us to increase conversion rates by analyzing those trends with optimized historical conversion rates and further capitalizing on and improving those rates. We leverage “big data,” an accumulation of data that is too large and complex for processing by traditional database management tools. Since more companies are attempting to leverage big data to make strategic business decisions, we have built automated tools that analyze the data and feed the relevant information into our decision logic. We have designed our solution to optimize brand campaigns to create awareness and direct response campaigns with a fixed conversion point.

The Company also owns the Eva XML Platform, which buys traffic from various sources and sells that traffic to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds. The Eval XML Platform manages the entire ad buying/selling process by integrating into Google, Microsoft, Taboola, Revcontent, Gemini, and Facebook. As a result, we can create thousands of ads with a push of a button. The Eva XML Platform manages the spending depending on the performance of keywords in the ad campaign to maximize the arbitrage revenue.

Recent Significant Transaction – EvaMedia Corp. Acquisition

On September 28, 2021 (the ‘Acquisition Date’), the Company merged (‘Acquisition’) into EvaMedia Corp. (‘EvaMedia). Upon completion of the Acquisition, the Company acquired all issued and outstanding shares of capital stock of EvaMedia. As a result, the Company issued 110,192,177 shares of the Company’s common stock to shareholders of EvaMedia, and immediately following the Acquisition, 111,169,525 shares of common stock were issued and outstanding. As a result, EvaMedia’s shareholders control 99.12% of issued and outstanding shares of the Company on a fully diluted basis. Following the Acquisition, David Boulette of EvaMedia became the company’s CEO, director, and controlling shareholder. He appointed two additional board members from EvaMedia, Phil Aspin and Darly Walser. Terry Fields remained the only board member from the Company.

We have accounted the Acquisition as a reverse acquisition under the acquisition method of accounting per ASC 805, with EvaMedia treated as the accounting acquirer and the Company treated as the “acquired” company for financial reporting purposes. We determine EvaMedia an accounting acquirer based on the following facts: (i) after the reverse merger, former shareholders of EvaMedia held a majority of the voting interest of the combined company; (ii) former Board of Directors of EvaMedia possess majority control of the Board of Directors of the combined company; (iii) members of the management of EvaMedia are responsible for the management of the combined company. As such, we have treated the financial statements of EvaMedia as the historical financial statements of the combined company, and (iv) EvaMedia’s relative size measured in assets and revenues is significantly larger than that of the Company.

We have identified the Company as the legal acquirer, as it is the entity that issued securities. Comparatively, we have identified EvaMedia as the legal acquiree, the entity whose equity interests are acquired.

We consider the Acquisition a reverse acquisition; therefore, the purchase consideration is the Company’s fair value as of September 28, 2021. The number of shares issued and outstanding for the Company just before the Acquisition Date was 977,348, with a market price of $2.000 quoted on the OTC Bulletin Board under the trading symbol GOAI. We estimated the purchase price and the book value or net financial liability of the Company to be $1,954,697 and $55,909. As a result, we recorded Goodwill as the difference between the purchase price and book value, $2,010,606. The Company carried out the Goodwill Impairment Analysis as of December 31, 2021, where the carrying value of the Goodwill as of December 31, 2021, is $2,010,606. The fair market value of the implied Goodwill is approximately $74,945,552, which is higher than the carrying value, and thus, the Company did not record any impairment as of December 31, 2021.

AdFlare Acquisition

On July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 500,000 shares of the Company’s restricted common stock valued at $1,500,000 using the discounted cash flow methodology. Mr. Phil Aspin, co-founder of AdFlare, has been a member of the Company’s Board of Directors since September 28, 2021. The Company carried out the Goodwill Impairment Analysis as of December 31, 2022, where the carrying value of the Goodwill as of December 31, 2022, is $1,500,000. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus, the impairment as of December 31, 2022, is $1,500,000.

AdFlare, a wholly-owned subsidiary of the Company, is a leader in the specialized field of “Header Bidding,” with a deep contextual understanding of an array of ad technologies spanning search, display, and video across mobile and desktop, providing solutions to help all publishers drive revenue. Header bidding, also known as advance or pre-bidding, is a technology wherein publishers simultaneously offer their inventory to multiple ad exchanges, advertisers, and agencies. The idea is that by letting various buyers bid on the same inventory at the same time, in real-time, there’s more competition driving up the auction pressure and a chance to serve each impression at a higher Cost Per Mille rate (“CPM rate”), meaning capturing additional revenue. AdFlare has a track record of delivering over 1 billion ad impressions a month and increasing Google AdX over Google AdSense CPM by over 30%, with an average fill rate of 99.9% in the US market.

Financial Conditions at September 30, 2023, and December 31, 2022

At September 30, 2023, and December 31, 2022, the Company had $555,303 and $38,506 cash to execute its business plan. At September 30, 2023, and December 31, 2022, the Company had accumulated a deficit of $17,269,186 and $18,131,587. The Company had a working capital deficit of $466,600 and $1,492,334 on September 30, 2023, and December 31, 2022.

RESULTS OF OPERATIONS

Three Months Ending From September 30, 2023 and 2022

At present, we generate all revenues from the principal-based model. The Company generated revenues of $1,699,173 and $209,990 for the three months ended September 30, 2023, and 2022. The rise in revenues was primarily driven by a growth in the Company’s customer base, expanding from four (4) to ten (10) customers over the period ending September 30 for the years 2022 and 2023. Additionally, this increase in revenue was further bolstered by the larger size of the contracts secured during the three months concluding on September 30, 2023. The Company incurred a net income and net loss of $489,989 and $299,488 in the three months ended September 30, 2023, and 2022.

During the three months ended September 30, 2023, and 2022, the Company incurred general & administrative costs (“G and A”) of $175,740 and $305,730, representing 10.34% and 145.59% of the respective quarterly revenue. During the three months ended September 30, 2023, and 2022, the Company spent $979,000 and $149,304 in buying media traffic, representing 57.62% and 173.80% of respective quarterly revenue. During the three months ended September 30, 2023, and 2022, the amortization and depreciation expenses were $54,444 and $54,444.

During the three months ended September 30, 2023, and 2022, the Company rent expenses were $687 and $687.

Nine Months Ending From September 30, 2023 and 2022

At present, we generate all revenues from the principal-based model. The Company generated revenues of $3,124,652 and $1,049,135 for the nine months ended September 30, 2023, and 2022. The rise in revenues was primarily driven by a growth in the Company’s customer base, expanding from four (4) to sixteen (16) customers over the period ending September 30 for the years 2022 and 2023. Additionally, this increase in revenue was further bolstered by the larger size of the contracts secured during the nine months concluding on September 30, 2023. The Company incurred a net income of $862,401 and a net loss of $1,940,261 in the nine months ended September 30, 2023, and 2022.

During the nine months ended September 30, 2023, and 2022, the Company incurred general & administrative costs (“G and A”) of $518,746 and $1,440,029, representing 16.60% and 166.40% of the respective period revenues. During the nine months ended September 30, 2023, and 2022, the Company spent $1,580,172 and $931,000 in buying media traffic, representing 50.57% and 102.97% of the revenue. During the nine months ended September 30, 2023, and 2022, the amortization and depreciation expenses were $163,333 and $163,333.

During the nine months ended September 30, 2023, and 2022, the Company rent expenses were $2,061 and $2,061.

Fiscal Year Ending From December 31, 2022, and 2021

The Company has consolidated the income statements for the fiscal year ending December 31, 2022, and 2021. We derived all revenues from the principal-based model for the fiscal year ending December 31, 2022, and 2021. The Company generated revenues of $1,350,941 and $2,458,273 for the fiscal year ended December 31, 2022, and 2021. The Company incurred a net loss of $3,592,907 and $9,779,964 during the fiscal year ended December 31, 2022 and 2021. The increase in loss for the fiscal year ended December 31, 2021, was mainly due to high share-based expenses for EvaMedia’s management and consultants.

During the fiscal year ended December 31, 2022, and 2021, the Company incurred general & administrative costs (“G and A”) of $2,120,352 and $ 10,103,613. In 2021, G and A costs were $10,103,613, presumably including a significant share-based compensation expense related to the consulting services. During the fiscal year ended December 31, 2022, and 2021, the Company spent $1,105,718 and $1,835,088 on buying media traffic. During the fiscal year ended December 31, 2022, and 2021, the media traffic expenses were 81.85% and 135.84% of the revenue. In the fiscal year ended December 31, 2022, the Company carried out several test campaigns to streamline and optimize its platform; as a result, the media expenses were higher compared to such expenses for the fiscal year ending December 31, 2021. During the fiscal year ended December 31, 2022, and 2021, the amortization and depreciation expenses were $217,778 and $217,778.

For the fiscal year ended December 31, 2022, and 2021, the office’s rent payment was $2,748 and $2,748, included in the General and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2023, and December 31, 2022, the Company had $555,303 and 38,506 cash to execute its business plan. At September 30, 2023, and December 31, 2022, the Company had accumulated a deficit of $17,269,186 and $18,131,587. The Company had a working capital deficit of $466,600 and $1,492,334 on September 30, 2023, and December 31, 2022.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following September 30, 2023. The Company had not generated significant revenues or cash flow from operations in the past and for the three months ended September 30, 2023. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising significant additional capital to accomplish its growth plan over twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

In the next twelve months, the Company will continue to invest in sales, marketing, product support, development of technology solutions, and enhancement of existing technology to serve our customers. We expect capital expenditure to increase to up to $250,000 in the next twelve months to support the growth, which mainly includes software development, acquisition of complementary software, and purchasing of computers and servers. In addition, the Company estimates the additional expenditure needed to be $250,000, which provides $100,000 and $1500,000 for sales & marketing and working capital, respectively.

For the next six to nine months, we expect existing cash on hand, cash flows from operations, and access to funding to be sufficient to fund our operating activities and other cash commitments, such as related party payments and material capital expenditures. However, we may need additional funds to achieve sustainable sales where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

GOING CONCERN CONSIDERATION

We have yet to generate significant revenues and cash flow from operations to cover our ongoing expenses. As of September 30, 2023, the Company had an accumulated deficit of $17,269,186. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2022, and 2021, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management has considered various factors in evaluating the Company’s sustainability and the ability to manage obligations due within a year. Management has considered general economic conditions, key industry metrics, operating results, capital expenditures, commitments, future obligations, and liquidity. If there is a delay in generating significant revenues by December 31, 2023, the Company will require capital infusion from new and existing investors, streamlining operating costs, and evaluating new business strategies to enhance cash flow from operations.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

We have based our management’s discussion and analysis of our financial condition and results of operations on our financial statements, which we have prepared following the U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from these estimates, and such differences could be material and uncertain in the current economic environment due to COVID-19.

In more detail, we have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2022, filed with the SEC on October 27, 2023. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

JOBS ACT ACCOUNTING ELECTION

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. As an emerging growth company, we have applied for an exemption; as a result, the Company may delay the adoption of certain accounting standards until the standards would otherwise apply to private companies.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

The amendments in the ASU are effective for fiscal years beginning after January 1, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted this ASU as of January 1, 2020, for ASC 606, Revenue Recognition and Amended ASU 2016-02, Leases (Topic 840). The ASU is currently not expected to have a material impact on our consolidated financial statements. While we have described significant accounting policies in more details in Note 2 of our annual financial statements included in our S-1/A for the fiscal year ended December 31, 2022, filed with the SEC on October 27, 2023, we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business identifying third-party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the internal controls and financial reporting process.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended September 30, 2023, and 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS.

There are no legal proceedings against the Company, and the Company is unaware of any proceedings contemplated against it.

Item 1A.	Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make the disclosure under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVA LIVE INC.

Date: November 13, 2023	/s/ David Boulette
David Boulette, President and CEO (Principal Executive Officer)

Date: November 13, 2023	/s/ David Boulette
David Boulette, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

