Form 10-K
period 2023-12-31
Eva Live Inc
filed 2024-04-10
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-273162

EVA LIVE INC.

(Exact name of registrant as specified in its charter)

nevada	88-2864075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Plaza, 1800 Century Park East, Suite 600, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

(310) 229-5981

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	GOAI	OTC Markets

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve (12) months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive o&ffilig;cers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of December 31, 2023, of $1.50 per share, the last business day of the registrant’s most recently completed fourth quarter, was approximately $184,578,524.

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at April 10, 2024, was 123,052,349.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, operations results, and any forward-looking statements are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-K. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend and undertake no obligation to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

PART I

ITEM 1.	BUSINESS

DESCRIPTION OF BUSINESS

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

On September 9, 2021, the Company completed a reverse split in the amount of 1 for 150, Changed its name to Eva Live Inc., Changed its trading Symbol from MLWN to GOAI, and executed an Acquisition Agreement resulting in a change of control of the Issuer.

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

Recent Significant Transaction – EvaMedia Corp. Acquisition

On September 28, 2021 (the ‘Acquisition Date’), the Company merged (‘Acquisition’) into EvaMedia Corp. (‘EvaMedia). Upon completing the Acquisition, the Company acquired all issued and outstanding shares of EvaMedia’s capital stock. As a result, the Company issued 110,192,177 shares of the Company’s common stock to shareholders of EvaMedia, and immediately following the Acquisition, 111,169,525 shares of common stock were issued and outstanding. As a result, EvaMedia’s shareholders control 99.12% of issued and outstanding shares of the Company on a fully diluted basis. Following the Acquisition, David Boulette of EvaMedia became the Company’s CEO, director, and controlling shareholder. He appointed two additional board members from EvaMedia, Phil Aspin and Darly Walser. Terry Fields continued as the board member of the Company after the merger.

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

We have identified the Company as the legal acquirer, as it issued securities. Comparatively, we have identified EvaMedia as the legal acquiree, as it acquired equity interests.

We consider the Acquisition a reverse acquisition; therefore, the purchase consideration is the Company’s fair value as of September 28, 2021. The number of shares issued and outstanding for the Company just before the Acquisition Date was 977,348, with a market price of $2.000 quoted on the OTC Bulletin Board under the trading symbol GOAI. We estimated the purchase price and the book value or net financial liability of the Company to be $1,954,697 and $55,909. As a result, we recorded Goodwill as the difference between the purchase price and book value, $2,010,606. The Company carried out the Goodwill Impairment Analysis as of December 31, 2023, where the carrying value of the Goodwill as of December 31, 2023, is $2,010,606. The fair market value of the implied Goodwill is approximately $37,772,765, which is higher than the carrying value, and thus, the Company did not record any impairment as of December 31, 2023.

AdFlare Acquisition

On July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 500,000 shares of the Company’s restricted common stock valued at $1,500,000 using the discounted cash flow methodology. Mr. Phil Aspin, co-founder of AdFlare serves as a member of the Company’s Board of Directors since September 28, 2021. The Company carried out the Goodwill Impairment Analysis as of December 31, 2022, where the carrying value of the Goodwill as of December 31, 2022, is $1,500,000. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus the impairment as of December 31, 2022, is $1,500,000.

AdFlare, a wholly owned subsidiary of the Company, is a leader in the specialized field of “Header Bidding,” with a deep contextual understanding of an array of ad technologies spanning search, display, and video across mobile and desktop, providing solutions to help all publishers drive revenue. Header bidding, also known as advance or pre-bidding, is a technology wherein publishers simultaneously offer their inventory to multiple ad exchanges, advertisers, and agencies. The idea is that by letting various buyers bid on the same inventory at the same time, in real time, there’s more competition driving up the auction pressure and a chance to serve each impression at a higher Cost Per Mille rate (“CPM rate”), meaning capturing additional revenue. AdFlare has a track record of delivering over 1 billion ad impressions a month and increasing Google AdX over Google AdSense CPM by over 30%, with an average fill rate of 99.9% in the US market.

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

Eva Live is a technology company that has developed an automated and intelligent advertiser campaign management platform, Eva Platform. Our Platform enables advertisers (‘customers, clients’) to buy advertising space on several digital channels to reach their desired audience. Our technology intends to address the needs of markets where high-volume advertisers want automated advertising purchases to have high conversion rates. We focus on data-driven marketing and cross-channel measurement, which are critical to businesses looking to optimize their marketing budget and reach audiences through integrated advertising efforts.

We operate at the junction of digital marketing and media monetization. We enable market awareness of companies and brands by providing best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC7319) and businesses in various industries seeking to market their products and services using our platform, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, mainly the US and Canada. For the fiscal year ending December 31, 2023, we had nineteen (19) customers, primarily from North America, compared to seven (7) customers for the fiscal year ending December 31, 2022. The top three customers represent 73% and 92% of revenue for the fiscal year ending December 31, 2023, and 2022. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. Such customers advertise with media through us and engage in media buying services such as online traffic from the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

We sign the Interactive Advertising Bureau (IAB) and the American Association of Advertising Agencies (4As) standard terms and conditions for internet advertising for media buys one year or less. We execute an Insertion Order (IO) with our customers, a formal, contractual document used in advertising. It outlines the specifics of an advertising campaign a client has agreed to run with an advertising sales agency or a publisher. It serves as a purchase order but for media space or time slots, and its primary function is to specify the obligations of all involved parties. We comply with the IO, including all Ad placement restrictions, and provide Ads to the Site specified on the IO when an Internet user visits such a Site. We sent the initial invoice upon completion of the first month’s delivery or within 30 days of completion of the IO, whichever is earlier. Our customers will make payment 30 days from the receipt of the invoice, or as otherwise stated in a payment schedule set forth on the IO. We hold customers liable for payments solely to the extent proceeds have cleared from Advertiser to Agency for Ads placed following the IO. We provide reports at least as often as weekly, either electronically or in writing unless otherwise specified on the IO. Our customers may cancel the entire IO, or any portion thereof, as follows:

●	With 14 days’ prior written notice to us, without penalty, for any guaranteed Deliverable, including, but not limited to, CPM (cost per thousand impressions) Deliverables.
●	With seven (7) days’ prior written notice to us, without penalty, for any non-guaranteed Deliverable, including, but not limited to, CPC (cost per clicks) Deliverables, CPL (cost per leads) Deliverables, or CPA (cost per acquisition) Deliverables, as well as some non-guaranteed CPM Deliverables.
●	With 30 days’ prior written notice to us, without penalty, for any flat fee based or fixed-placement Deliverables.
●	Either party may terminate an IO at any time if the other party is in material breach of its obligations hereunder, which breach is not cured within ten days after receipt of written notice thereof from the non-breaching party.

Our contract includes other standard terms and conditions, including but not limited to – force majeure, indemnification, limitation of liability, non-disclosure, data usage and ownership, privacy and laws, third-party ad serving and tracking (applicable if third-party ad server is used), and other legally binding clauses.

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

The Company also owns the Eva XML Platform, which buys traffic from various sources and sells that traffic to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds. The Eval XML Platform manages the entire ad buying/selling process by integrating into Google, Microsoft, Taboola, Revcontent, Gemini, and Facebook. It allows thousands of ads to be created with a push of a button. The Eva XML Platform manages the spending depending on the performance of keywords in the ad campaign to maximize the arbitrage revenue.

Our Revenue Model

We generate revenues as a principal-based or an agency-based service provider.

Under the principal-based agency, the Company takes a principal position in the contract. The Company uses its Eva Platform to buy media (advertising inventory) directly from the media sellers. The Company repackages the advertising inventory for sale to clients. The Company also performs other advertising and branding work for the client – such as developing a landing page, website, widget design, banner design, and so on. The Company receives the Ad Spend or a marketing budget from the client to perform such services. In some instances, these services are performed non-disclosed, meaning the client does not know what the Company paid for the media space, time or development. The Company recognizes the total Ad Spend of the client as its revenue.

Under the agency-based model, the Company acts as an agent of the client and negotiates deals with media sellers. The client is responsible for paying the media sellers directly or for paying the Company, which then pays the media sellers on behalf of the client. Under the agency-based model, the Company earns revenue by charging clients a platform fee based on a percentage of a client’s total spend (Ad Spend) on the purchase of the advertising from the Advertising Inventory Supplier (seller). We keep a portion of that advertising spend as a fee and remit the remainder to the seller. The Company has no leverage to control the cost of the seller’s inventory before the client’s purchase. The platform fee we intend to charge clients is a percentage of their purchases through our platform, similar to a commission, and the platform fee is not contingent on the results of an advertising campaign.

We recognize revenue upon fulfilling our contractual obligations with a completed transaction, subject to satisfying all other revenue recognition criteria.

Business Strategy

Our team members have successfully run advertising campaigns for products and brands, ranging from consumer products to clothing items to automobiles. We provide a differentiated solution that is simple, powerful, scalable, and extensible across geographies, industry verticals, and display, mobile, social, and video digital advertising channels. We expect our Eva Platform to be fully automated, scalable, and cost-effective, as it will allow us to run several campaigns simultaneously. As the number of campaigns grows, we scale up our technology and hardware rather than increasing our workforce. Consequently, we can cost-effectively grow operations as we acquire new clients if our platform’s demand and acceptance increase. We intend to expand our core business, increase market share, and improve profitability principally by deploying the following growth strategies:

●	Complete the integration of AI in the fiscal year ending December 31, 2023;

●	We intend to continue innovating in AI and machine learning technology to improve the Eva Platform and augment its features and functionalities.

●	We view big data as one of our critical competitive advantages. We will continue to invest resources in growing our data offerings, both from third-party providers and our proprietary data;

●	Ramp up paid customers through our digital and traditional marketing strategies;

●	Continue to enhance and promote our core proprietary Eva Platform and Eva XML Platform;

●	Future growth will depend on the timely development and successful distribution of our AdTech solutions by signing larger deals in the United States and globally;

●	Increase our software development capabilities to develop disruptive and next-generation machine learning and artificial intelligence-driven technologies to grow and retain our customer base;

●	Improving the share of current clients’ advertising budgets and ad spends as many of our present and potential clients spend a larger percentage of their advertising budgets on programmatic channels and

●	Grow customer base through accretive acquisitions, opportunistic investments, and beneficial partnerships.

Industry and Competitive Analysis

Our industry is extremely competitive and fragmented. The Company directly competes with other demand-side platforms (DSP) providers; some of our competition is privately held small-sized companies, and others are large, well-known, established companies such as Facebook, Google, and Amazon. The digital marketing ecosystem is divided into buyers (advertisers), sellers (publishers), and marketplaces. The landscape has several segments, such as display and programmatic, mobile, video, search engine, content advertisement, and social ads.

We believe that participants on the buy-side or sell-side should be advocates for their buyers or sellers, while those in the market business should act as referees or have market-driven incentives to protect or enhance the integrity of the marketplace. We believe there are inherent conflicts of interest when market participants serve buyers and sellers.

With the introduction of new technologies, AI implementation, and new entrants entering the market, we expect competition to continue and intensify in the future.

According to eMarketer (1), by the end of 2020, the combined ad revenues of Facebook and Google’s media in the U.S. will account for nearly 63% of advertisers’ total budgets for programmatic display. eMarketer estimates U.S. advertisers will spend almost $60 billion on programmatic display by the end of 2019. By 2021, nearly 88%, or $81.00 billion, of all U.S. digital display ad dollars will be transacted programmatically. The Company expects DSPs to consolidate to provide advertisers with more end-to-end advertising solutions.

(1)	https://www.emarketer.com/content/us-programmatic-ad-spending-forecast-2019

BOARD OF DIRECTORS

As of the date of this filing, the Company had four (4) directors.

EMPLOYEES

As of the date of this prospectus, we had three employees, all of whom were our executive officers. In the future, we may rely on independent contractors to assist us in marketing and selling our products.

The Company has entered into a formalized employment agreement with Mr. Boulette, the Company’s CEO, President, and CFO (“CEO”). The CEO’s annual salary is $216,000 per annum. The Company accrues compensation payable to the CEO in Accounts Payable and accrued expenses.

Phil Aspin, Director and CEO of AdFlare, and Daryl Walser, Director, and Chief Marketing Officer, are not currently bound by any written agreements for any specific employment term or covenants not to compete. However, we may enter employment agreements with these people with appropriate non-competition provisions. Mr. Boulette, Mr. Aspin, and Mr. Walser devote 100%, 75%, and 75% of their time to the Company’s business.

CORPORATE INFORMATION

The Company’s principal office is The Plaza, 1800 Century Park East, Suite 600, Los Angeles, CA 90067. Our telephone number is (310) 229-5981.

As of the date of this prospectus, our common stock is traded on the OTC Bulletin Board under the trading symbol GOAI.

GOING CONCERN

Although our financial statements have been prepared on a going concern basis, we must raise additional capital to continue as a going concern. See Risk Factors relating to “Going Concern.”

DESCRIPTION OF COMPANY’S SECURITIES TO BE REGISTERED

Effective November 01, 2023, the Company incorporated by reference the description of its common stock, par value $0.0001 per share, to be registered hereunder contained under the heading “Description of Securities” in the Company’s Registration Statement on Form S-1/A (File No. 333-273162), as initially filed with the Securities and Exchange Commission (the “Commission”) on July 07, 2023, as subsequently amended (the “Registration Statement”). Since the Registration Statement filing, the Company has made all required filings pursuant to Section 15(d) and has continued to file all reports voluntarily.

ROUNDING ERROR

Due to rounding, numbers presented in the financial statements for the period ending December 31, 2023, and 2022, and throughout the report, may not add up precisely to the totals provided, and percentages may not reflect the absolute figures.

ITEM 1A.	RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	OPERATING LEASES

As of September 28, 2021, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a needs-only basis. The new lease payment is $229 per month, included in the General and Administrative expenses. For the fiscal year ended December 31, 2023, and 2022, the office’s rent payment was $2,748 and $2,748, included in the General and administrative expenses.

ITEM 3.	LEGAL PROCEEDINGS

The Company discloses a loss contingency if there is at least a reasonable possibility of a material loss. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable and the amount can be reasonably estimated. When no best estimate is available, we reasonably estimate a range of loss; the Company records the minimum estimated as a liability. As additional information becomes available, the Company assesses the potential liability of pending legal proceedings, revises its estimates, and updates its disclosures accordingly. We record the Company’s legal costs associated with defending itself against expenses incurred. The Company currently is not involved in any litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

ADMISSION TO QUOTATION ON THE OTC BULLETIN BOARD AND OTC LINKS

Our common stock is quoted on the OTC Bulletin Board and/or OTC Link under the trading symbol GOAI. In the future, if our securities are not quoted on the OTC Bulletin Board and/nor OTC Link, a security holder may find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it (i) is not situated in a single location but operates through the communication of bids, offers, and confirmations between broker-dealers, and (ii) securities admitted to the quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

TRANSFER AGENT

The Company selected Issuer Direct Corporation as its Transfer Agent. The Transfer Agent allocated all stock registration and transfer functions to that Transfer Agent for the Company’s common and preferred stock. Such Transfer Agent shall prepare and distribute a complete stock ledger to the Company, including the name, address, certificate number, certificate type, and shareholder shares.

HOLDERS

As of the date of this prospectus, the Company had 123,052,349 shares of our common stock issued and outstanding held by 912 holders of record.

DIVIDEND POLICY

Since our formation, we have not declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on our current financial condition, results of operations, capital requirements, and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends. See the Risk Factor entitled, “Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.”

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans.

RECENT SALES OF UNREGISTERED SECURITIES

All of the Company’s recent sales of unregistered securities within the past three years reported previously reported as required in Quarterly Reports on Form 10-Q and current reports on Form S1-A filed October 27, 2023.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report Form 10-K contains forward-looking statements. Our actual results could differ materially from those set forth due to general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

PLAN OF OPERATIONS

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

Several key financial and operational metrics, including but not limited to, are particularly important for evaluating our business’s performance and financial health.

Revenue: The Company receives the Ad Spend or a marketing budget from the customers to develop marketing campaigns for their products and services. The Company recognizes the total Ad Spend of the Client as its revenue. Our revenues are directly proportional to the amount of Ad Spend on the platform.

Operating Expenses: Our operating expenses include general and administrative, media traffic purchases, and amortization and depreciation.

General & administration expenses include but are not limited to salaries, professional fees, rent, and sales & marketing,

Media traffic purchases include ad inventory purchased from publishers and data costs from data providers. We buy media traffic from a third party and receive a consolidated bill.

Amortization and depreciation expenses include the expenses related to the development of the Eva Platform.

Net Income (loss): We calculate net income (loss) as the difference between revenues and operating expenses, which are general and administrative, media traffic purchases, amortization, and depreciation.

Net margin: Net income (loss)/Total Revenue ×100

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA): We present EBITDA as a non-GAAP financial measure. We provide this metric to give investors a clearer picture of our operational performance by removing the impact of our capital structure (interest), tax situation, and the effects of capital investments (depreciation and amortization). EBITDA provides useful information to management and investors by excluding certain expenses that may not indicate our core operating results. We have presented the reconciliation of net income (GAAP) to EBITDA (Non-GAAP) in our operations results.

While these are important metrics for our business, the specific key performance indicators (KPIs) may vary depending on our current business model, strategic goals, and the specifics of its operations.

The Company believes it needs capabilities to develop and successfully further develop and innovate its AdTech technology solutions with AI-integrated solutions — the Company budgets at least $500,000 for sales and marketing campaigns in the next twelve months. We require additional capital to the extent the Company’s operations are insufficient to fund its capital requirements; the Company will attempt to raise capital through the issuance of equity or debt. The Company’s ability to continue as a going concern may depend on the success of management’s plans. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and liabilities that might be necessary should the Company be unable to continue as a going concern.

Financial Conditions at December 31, 2023, and December 31, 2022

At December 31, 2023, and December 31, 2022, the Company had $472,509 and $38,506 cash to execute its business plan. At December 31, 2023, and December 31, 2022, the Company had accumulated a deficit of $24,176,091 and $18,131,587. The working capital deficit as of December 31, 2023, and 2022 were $61,141 and $1,492,334.

RESULTS OF OPERATIONS

Fiscal Year Ending From December 31, 2023, and 2022

The Company has consolidated the income statements for the fiscal year ending December 31, 2023, and 2022. We derived all revenues from the principal-based model for the fiscal year ending December 31, 2023, and 2022. The Company generated revenues of $5,377,273 and $1,350,941 for the fiscal year ended December 31, 2023, and 2022. The increase in revenue was mainly due to an increase in clients from seven (7) to nineteen (19) for the fiscal year ended December 2022 to December 2023. The Company incurred a net loss of $6,044,504 and $3,592,907 during the fiscal year ended December 31, 2023, and 2022. The increase in loss for the fiscal year ended December 31, 2023, was mainly due to high share-based expenses for the Company’s management.

During the fiscal year ended December 31, 2023, and 2022, the Company incurred general & administrative costs (“G and A”) of $8,393,556 and $2,120,352; the G and A expenses were 156.09% and 156.95% of the revenue. The increase in G and A expenses for the fiscal year ended December 31, 2023, was mainly due to high share-based expenses for the Company’s management. During the fiscal year that ended December 31, 2023, and 2022, the Company spent $2,834,723 and $1,105,718 on buying media traffic. During the fiscal year ended December 31, 2023, and 2022, the media traffic expenses were 52.72% and 81.85% of the revenue. In the fiscal year ended December 31, 2023, the Company streamlined and optimized its platform; as a result, the media expenses were lower compared to such costs for the fiscal year ending December 31, 2022. During the fiscal year ended December 31, 2023, and 2022, the amortization and depreciation expenses were $193,498 and $217,778.

For the fiscal year ended December 31, 2023, and 2022, the office’s rent payment was $2,748 and $2,748, included in the General and administrative expenses.

Reconciliation of Net Income (GAAP) to EBITDA (Non-GAAP):

The table below reconciles our net income, the closest comparable GAAP measure, to EBITDA.

	Fiscal Year Ended
Description	December 31, 2023	December 31, 2022
Net income (GAAP Measure)	$(6,044,504)	(3,592,907)
Add: Interest expense	-	-
Add: Taxes	-	-
Add: Amortization & Depreciation	193,498	217,778
Add: Goodwill impairment	-	1,500,000
EBITDA (Non-GAAP Measure)	$(5,851,006)	(1,875,129)

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2023, and December 31, 2022, the Company had $472,509 and 38,506 cash to execute its business plan. At December 31, 2023, and December 31, 2022, the Company had accumulated a deficit of $24,176,091 and $18,131,587. The working capital deficit as of December 31, 2023, and 2022 were $61,141 and $1,492,334.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2023. The Company had not generated significant revenues or cash flow from operations in the past fiscal year ended December 31, 2023. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising significant additional capital to accomplish its growth plan over twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

For the next six to nine months, we expect existing cash on hand, cash flows from operations, and access to funding to be sufficient to fund our operating activities and other cash commitments, such as related party payments and material capital expenditures. However, we may need additional funds to achieve sustainable sales, which ongoing operations can fund out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

GOING CONCERN CONSIDERATION

We have yet to generate significant revenues and cash flow from operations to cover our ongoing expenses. As of December 31, 2023, the Company had an accumulated deficit of $24,176,091. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2023, and 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management has considered various factors in evaluating the Company’s sustainability and ability to manage obligations due within a year. These include general economic conditions, key industry metrics, operating results, capital expenditures, commitments, future obligations, and liquidity. If there is a delay in generating significant revenues by December 31, 2023, the Company will require capital infusion from new and existing investors, streamlining operating costs, and evaluating new business strategies to enhance cash flow from operations.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

We have based our management’s discussion and analysis of our financial condition and operations results on our financial statements, which we have prepared following the U.S. generally accepted accounting principles. In preparing our financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from these estimates, and such differences could be material.

We have described significant accounting policies in Note 2 of our annual financial statements included in our S-1/A for the fiscal year ending December 31, 2022, filed with the SEC on October 27, 2023. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

JOBS ACT ACCOUNTING ELECTION

We are an “emerging growth company,” defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards after enacting the JOBS Act until those standards apply to private companies. We have applied for exemption as an emerging growth company; thus, the Company may delay adopting certain accounting standards until the standards would otherwise apply to private companies.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We have not engaged in any off-balance sheet arrangements defined in Item 303(c) of the SEC’s Regulation S-B. We had no relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

The ASU amendments are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted ASC 606 - Revenue Recognition from January 1, 2019, and Amended ASU 2016-02, Leases (Topic 840) from January 1, 2020. The ASU is currently not expected to have a material impact on our consolidated financial statements. We believe the accounting policies described in Note 2 are critical to the judgments and estimates used to prepare our financial statements. As a result, we have described significant accounting policies in more detail in Note 2 of our annual financial statements included in our S-1/A for the fiscal year ending December 31, 2022, filed with the SEC on October 27, 2023.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item are presented beginning on Page F-20, and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business identifying third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the internal controls and financial reporting process.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal year ended December 31, 2023, that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Name	Age	Position
David Boulette	42	President/CEO/CFO/Director
Phil Aspin	41	Director
Darly Walser	42	Director
Terry R. Fields	81	Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors meeting, following the annual meeting of stockholders, and until their successors have been elected and qualified.

David Boulette, Founder, President, CEO, and Director

Mr. Boulette has served as the Registrant’s director, chief Executive Officer, and CFO since September 28, 2021. Mr. Boulette has vast expertise in computer technology. From January 2015 to the merger with the Company, Mr. Boulette was the founder and CEO of EvaMedia. He was primarily responsible for developing the Eva Platform. He is knowledgeable in a vast array of computer operating systems (such as Windows, Linus, Solaris, UNIX, Mac OS, Vista) and languages (such as C++, Java, JSP, Prolog, Oracle, DB2, Flash, Action Script to name just a few). He has over ten years of software development experience, extensive UML experience, and database design expertise using Oracle and SQL 2000/2005. From 2010 to the present, Mr. Boulette was the chief executive of BigDnet, a technology company he founded focused on building media solutions for the digital advertising space. After developing a suite of products, he focused on investing in startups via marketing and development services. His company has helped to launch and grow many successful startups, including a record label (roulettemediarecords.com), an online casino (Hotstripecasino.com), an advertising company (EvaMedia.com), and a health food company (Healthysupplements.com). From 2006 to 2010, Mr. Boulette worked as Lead Software Engineer at LiveHive Systems. From 2003 to 2006, he was a Senior Software Developer at ATS Automation, and from 2000 to 2003, he was a Software Developer at Kuntz Electroplating, Inc. Mr. Boulette received his BSC in Company Science in 2005 from WLU, Waterloo, Ontario. The Company believes Mr. Boulette is a suitable director due to his extensive technology experience.

Phil Aspin, Director

Phil Aspin has served as the director of the Registrant from September 28, 2021. Mr. Aspin is a dynamic, highly trained, and skilled business developer with a deep understanding of the online marketplace, online strategy, and a flair for innovation. He has proven success in all previous roles, evidenced by a consistent record of generating revenue, achieving targets, advancing business objectives, and overseeing multi-million dollar projects. Mr. Aspin has comprehensive experience working in fast-paced environments and possesses strong influencing skills at all senior business leaders and stakeholder levels. He was the Chief Executive Officer of Click.net from May 2009 to April 2016 (7 years) in Dubai, UAE. Mr. Aspin was initially responsible for Click.net’s startup in 2009, which included facilitating the build of all systems, generating all legal documentation and corporate site, and structuring the sales and execution strategy. From August 2006 to May 2009, he ran a division of ValueClick Europe and held various positions in other entities in the industry, starting in 2002. Mr. Aspin is suited to be a director of the Company due to his experience in online marketing.

Daryl Walser, Director

Mr. Walser has served as the director of the Registrant from September 28, 2021. Mr. Walser has extensive operations and business development expertise in various public, government, and private sectors. He is an accomplished professional in digital media solutions, lean manufacturing, operations management, supply chain, inventory management, and logistics. From March 2019 to the present, Mr. Walser has worked as the Plant Manager at LafargeHolcim Group, Canada’s largest provider of sustainable construction materials and a global group member. From June 2017 to September 2018, he procured goods and services to support Kitchener, Ontario, Canada. From October 2013 to June 2017, he acted as VP of Operations for BigDnet, a technology company he founded focused on building media solutions for the digital advertising space. In September 2002, Mr. Walser received his Diploma in logistics, materials, and supply chain management from Conestoga College, Kitchener, Ontario, Canada. Mr. Walser is suited to sit on the Board because of his long -term business experience and internet technology experience.

Terry R. Fields, Director

Terry Fields has served as the director of the Registrant since January 2009. Mr. Fields boasts an impressive career spanning more than four and a half decades as a legal professional in California. He has gained valuable experience and insight through his roles as an officer and director for multiple publicly-traded companies across the United States and Canada. His wealth of knowledge is deeply rooted in corporate and securities law, further enhancing his professional credentials. Mr. Fields commenced his academic journey at the University of California, Los Angeles (UCLA), where he attained his undergraduate degree in Bachelor of Science. He subsequently pursued legal studies at the University of Loyola Law School in Los Angeles, earning his Juris Doctorate. With this solid educational foundation, Terry has made a significant impact in the legal field and continues to do so.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than one member. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of four (4) members. The four (4) directors are executive director who does not qualify as an independent director following the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members have one of our employees for at least three years with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. However, the NASDAQ rules require such subjective determination. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us concerning our director’s business and personal activities and relationships as they may relate to us and our management.

AUDIT AND COMPENSATION COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the Board of Directors performs the functions that such committees would have performed. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board believes such committees are unnecessary since the Company is an early start-up company with only two directors. To date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our three directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are unaware of any other conflicts of interest with our executive officers or directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter, or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation concerning such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have yet to implement a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the board hears stockholders’ views of directors and that the appropriate responses are timely. During the upcoming year, our board of directors will continue to monitor whether it would be appropriate to adopt such a process.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officer for the fiscal year ended December 31, 2023, and 2022:

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Period	($)	($)	($)	($)	($)	($)	($)	($)
David Boulette, CEO (1)	2022	216,200	-0-	-0-	-0-	-0-	-0-	-0-	216,000
	2023	216,000	-0-	7,070,000	-0-	-0-	-0-	-0-	7,286,000

(1)	Appointed CEO, CFO, President, and Director on September 28, 2021. Mr. Boulette’s annual salary is $216,000.

As of October 31, 2021, Mr. Boulette is accruing his salary. The Company gives salary compensation to key executives as an employee of the Company; Mr. Boulette commits one hundred percent (100%) of his time to the Company. From October 2021, the Company is paying its CEO a monthly compensation of $18,000 per month, with increases each succeeding year should the agreement be approved annually by the Company. Mr. Boulette is an employee performing as the CEO and CFO.

The Company issued 7,000,000 shares for services at the rate of $1.01 per share, based on the closing market price on November 16, 2023: to officers in lieu of services, David Boulette received 7,000,000 shares for employee services rendered to the Company. The Company further intends to provide these incentives based on meeting certain sales criteria, which the Board will review quarterly and annually. The Company still needs to formalize performance-based bonuses and other incentive agreements. The Company intends to pay each executive monthly at the beginning of the month.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal period ended December 31, 2023, or through the filing date of this prospectus.

EMPLOYMENT AGREEMENTS

The Company has signed an employment agreement with Mr. Boulette, who is the CEO and executive director.

DIRECTOR COMPENSATION

The Company issued 200,000 shares for services at the rate of $1.01 per share, based on the closing market price on November 16, 2023, to directors in lieu of their services, Daryl Walser received 100,000 shares for services rendered to the Company as its Director, and Phil Aspin received 100,000 shares for services rendered to the Company as its Director. The Company does not pay any Directors’ compensation as of the prospectus date. The Company intends to appoint independent directors by the end of the fourth quarter of fiscal 2023.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of the date of this prospectus, the number of shares of common stock of our Company that is beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all sole officer and director as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities because they may not have any beneficial financial interest. Except as noted below, each person has sole voting and investment power.

As of the date of this prospectus, we have calculated the percentages below based on 123,052,349 shares of our common stock issued and outstanding.

		Number of Shares
Name and Address (1)	Title of Class	Beneficially Owned	Percent of Outstanding Common Shares
David Boulette (2)	Common	75,100,000	61.03%
Phil Aspin	Common	455,000	0.45%
Daryl Walser (3)	Common	345,000	0.36%
Terry R. Fields	Common	533,344	0.43%
Hottest Media LLC	Common	10,800,000	8.78%
Officer and Director as a group (4 persons)	Common	67,433,334	62.28%

(1)	Addresses for all officers and directors are The Plaza, 1800 Century Park East, Suite 600, Los Angeles, CA 90067.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Accounts Payable – Related Party

Mr. Boulette, CEO of the Company, occasionally provides funding for the Company’s working capital. As of December 31, 2023, and December 31, 2022, the accounts payable – related party were $86,587 and $205,980.

Media Traffic Purchase – Related Party

Hottest Media LLC (“Hottest”) is authorized to act as Company’s agent in purchasing materials and services required to produce advertising on Company’s behalf. For the fiscal year ending December 31, 2023, and 2022, Hottest has been the sole entity to buy media for the Company. Consequently, Hottest has a significant influence on the Company by virtue of its position and relationship, involvement, transactions, or contractual arrangements. During the fiscal year that ended December 31, 2023, and 2022, the Company spent $2,834,723 and $1,105,718 on buying media traffic.

AdFlare Acquisition

In a related party transaction, on July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 500,000 shares of the Company’s restricted common stock valued at $1,500,000 using the discounted cash flow methodology. Mr. Phil Aspin, co-founder of AdFlare, has been a member of the Company’s Board of Directors since September 28, 2021. The Company carried out the Goodwill Impairment Analysis as of December 31, 2022, where the carrying value of the Goodwill as of December 31, 2022, is $1,500,000. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus, the impairment as of December 31, 2022, is $1,500,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers CPA PC is our registered independent public registered accounting firm. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter. BFB has been conducting our quarterly reviews and annual audit for the fiscal year ending on December 31, 2022.

AUDIT FEES

For the fiscal year ending December 31, 2023, and 2022, the Company paid $93,000 and $20,000, respectively, to BFB. The fees include auditing our annual financial statements for 2023 and 2022 and reviewing Forms S-1, 10-Q, or services generally provided by the accountant concerning statutory and regulatory filings for the fiscal year.

BOARD OF DIRECTORS PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our Board of Directors’ policy is to pre-approve all our independent registered public accounting firm’s services. For fiscal 2023, our Board of Directors pre-approved 100% of our independent registered public accounting firm’s services. These services include audit services. Our independent registered public accounting firm must periodically report to our Board of Directors regarding the extent of services offered by our independent registered public accounting firm by this pre-approval policy. Our Board of Directors may also delegate pre-approval authority to one or more members. Such member(s) must report any pre-approval to our Board of Directors at the next meeting.

AUDIT-RELATED FEES

We incurred neither fees nor expenses for 2023 for professional services rendered by BFB for audit-related fees other than those disclosed above under the caption “Audit Fees.”

TAX FEES

We incurred neither fees nor expenses for 2023 and 2022 for professional services rendered by BFB for tax compliance, tax advice, or tax planning other than the fees disclosed above under the caption “Audit Fees.”

OTHER FEES

We incurred no other fees or expenses for 2023 and 2022 for any other products or professional services rendered by BFB other than as described above.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

ITEM 16.	EXHIBITS.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVA LIVE INC.
(Registrant)

By:	/s/ David Boulette
Name:	David Boulette
Title:	President and CEO (principal executive officer

By:	/s/ David Boulette
Name:	David Boulette
Title:	CFO (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Boulette	President, CEO and Director	April 10, 2024

/s/ David Boulette	CFO, Secretary and Director	April 10, 2024

Signature	Title	Date

/s/ Phil Aspen	Director	April 10, 2024

/s/ Darly Walser	Director	April 10, 2024

EVA LIVE INC.

FINANCIAL STATEMENTS

As of

DECEMBER 31, 2023

Together with

Report of Independent Registered Public Accounting Firm

F-1

EVA LIVE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eva Live Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Eva Live Inc. (the “Company”) as of December 31, 2023, and 2022, the related statement of operations, stockholders’ equity (deficit), and cash flows for the period fiscal year ended December 31, 2023, and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022 and the results of its operations and its cash flows for the fiscal year ended December 31, 2023, and 2022, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared to assume that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022.

Lakewood, CO

April 10, 2024

EVA LIVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023 (Audited)	December 31, 2022 (Audited)
		Restated
Assets:
Current assets
Cash	$472,509	$38,506
Accounts receivable, net of allowance for doubtful accounts of $624,898 and $156,307, respectively	1,594,918	209,442
Other assets	269	1,405
Total current assets	$2,067,696	$249,353
Goodwill	2,010,606	2,010,606
Capitalized website development costs	-	193,497
Total assets	$4,078,302	$2,453,456
Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	1,892,250	1,535,707
Deferred revenue	150,000	-
Accounts payable related party	86,587	205,980
Total current liabilities	$2,128,837	$1,741,687
PPP loan	-	40,832
Total liabilities	$2,128,837	$1,782,519
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.0001, 300,000,000 shares authorized; 123,052,349 and 115,847,349 shares issued and outstanding, as of December 31, 2023, and December 31, 2022, respectively	12,306	11,585
Additional paid-in capital	26,113,250	18,790,939
Accumulated deficit	(24,176,091)	(18,131,587)
Total stockholders’ equity (deficit)	$1,949,465	$670,937
Total liabilities and stockholders’ deficit:	$4,078,302	$2,453,456

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2023 (Audited)	December 31, 2022 (Audited)
		Restated
Sales	5,377,273	1,350,941
Total Revenue	$5,377,273	$1,350,941
Operating expenses
General and administrative	8,393,556	2,120,352
Media traffic purchase, related party	2,834,723	1,105,718
Amortization and depreciation	193,498	217,778
Total operating expenses	$11,421,777	$3,443,848
Operating income (loss)	(6,044,504)	(2,092,907)
Other income (expense):
Impairment of Goodwill	-	(1,500,000
Total other income (expense)	$-	$(1,500,000)
Income (loss) before provision for income taxes	$(6,044,504)	$(3,592,907)
Provision (benefit) for income taxes	-	-
Net income (loss)	$(6,044,504)	$(3,592,907)
Net loss per common share, basic and diluted	(0.05)	(0.03)
Weighted average number of common shares outstanding basic and diluted	116,735,198	115,340,358

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

Balance - December 31, 2021	115,847,349	$11,471	$16,607,181	$(14,538,680)	$2,079,972

Balance - December 31, 2021
Share Issuance for cash valued at $1.00 per share	598,800	60	598,740	-	598,800
Shares Issuance for Adflare acquisition valued at $1.00	500,000	50	1,499,950	-	1,500,000
Share issuance for services valued at $3.00 per share	25,024	3	75,069	-	75,072
Shares issued in error	10,000	1	9,999	-	10,000
Net loss	-	-	-	(3,592,907)	(3,592,907)
Balance - December 31, 2022	115,847,349	$11,585	$18,790,939	$(18,131,587)	$670,937

Share Issuance for services valued at $1.01 per share	7,200,000	720	7,271,280	-	7,272,000
Shares issued for cash valued at $2.04	5,000	1	10,999	-	10,200
PPP loan forgiveness	-	-	40,832	-	40,832
Net loss	-	-	-	(6,044,504)	(6,044,504)
Balance - December 31, 2023	123,052,349	$12,306	$26,113,250	$(24,176,091)	$1,949,465

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2023 (Audited)	December 31, 2022 (Audited)
		Restated
Cash Flows from operating activities:
Net loss	$(6,044,504)	$(3,592,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	193,497	217,778
Goodwill impairment	-	1,500,000
Common stock issued for services	7,272,000	85,072
Changes in operating assets and liabilities:
Accounts receivable	(1,385,476)	(78,135)
Other current assets	1,136	875,875
Deferred revenue	150,000	-
Accounts payable and accrued expenses	356,543	389,633
Accounts payable - related party	(119,393)	8,867
Net Cash used in operating activities	$423,803	$(593,817)
Net Cash provided by financing activities:
Common stock issued for cash	10,200	598,800
Net Cash Provided by financing activities	$10,200	$598,800
Net change in Cash and cash equivalents for the year	434,003	4,983
Cash and cash equivalents at the beginning of the year	38,506	33,523
Cash and cash equivalents at the end of the year	$472,509	$38,506
Non - cash investing and financing activities:
PPP loan forgiveness	$40,832	$-
Common stock issued for acquisitions	-	1,500,000

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

Recent Significant Transaction – EvaMedia Corp. Acquisition

As of September 28, 2021, Eva Live Inc. had limited operations, revenues, and a net financial liability of $55,909. The Company has previously specialized in designing and developing software for the gaming sector. The Company underwent several name changes: first to Logo Industries Corporation on February 14, 2006, and then to Malwin Ventures Inc. on November 18, 2008. On February 11, 2014, Eva Live entered negotiations with Impact Future Media LLC. Subsequently, their President/Founder, Francois Garcia, secured ownership of 100% of Impact Future Media LLC, including all its media and entertainment assets. The Company finalized the acquisition on March 25, 2014. From that point until September 28, 2021, the Company operated within the spheres of entertainment, publishing, and interactivity with limited operations.

On September 28, 2021 (the ‘Acquisition Date’), the Company merged (‘Acquisition’) into EvaMedia Corp. (‘EvaMedia). Upon completion of the Acquisition, the Company acquired all issued and outstanding shares of capital stock of EvaMedia. As a result, the Company issued 110,192,177 shares of the Company’s common stock to shareholders of EvaMedia, and immediately following the Acquisition, 111,169,525 shares of common stock were issued and outstanding. As a result, EvaMedia’s shareholders control 99.12% of issued and outstanding shares of the Company on a fully diluted basis. Following the Acquisition, David Boulette of EvaMedia became the company’s CEO, director, and controlling shareholder. He appointed two additional board members from EvaMedia, Phil Aspin and Darly Walser. Terry Fields continued as the board member of the Company after the merger.

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

The following management and Board of Directors support the above conclusion:

David Boulette, CEO and Director has held the position since September 2021 post-acquisition.

Phil Aspin, Director, has held the position since September 2021 post-acquisition.

Daryl Walser, Director, has held the position since September 2021 post-acquisition.

Terry Fields, Director, has held the position since January 2009 post-acquisition.

We have deemed EvaMedia to be the acquiring company for accounting purposes, and the transaction was accounted for as a reverse acquisition following accounting principles generally accepted in the United States (“US GAAP”). Before the Acquisition, the Company changed its name from Malwin Ventures, Inc. to Eva Live, Inc. As used in these condensed consolidated financial statements, unless otherwise indicated, all references herein to “Eva Live,” the “Company,” “we,” or “us” refer to Eva Live, Inc. We have identified the Company as the legal acquirer, as it is the entity that issued securities. Comparatively, we have identified EvaMedia as the legal acquiree, the entity whose equity interests are acquired.

Accounting Changes and Error Corrections (Change in Reporting Entity)

Following the guidance provided by ASC 205-10-50, we are disclosing a change in the entities included in our combined financial statements. In our previously issued combined financial statements, we reported Eva Live as both the accounting and legal acquirer. Upon further review and consideration of the specific facts and circumstances surrounding the combination described in Recent Significant Transaction – EvaMedia Corp. Acquisition, we have determined that EvaMedia should be recognized as the accounting acquirer, while Eva Live remains the legal acquirer.

As a result of this reassessment:

The historical financial statements of EvaMedia are now treated as the historical financial statements of the combined company. Any comparative financial information presented has been restated to reflect EvaMedia as the accounting acquirer. The assets acquired and liabilities assumed by Eva Live have been recognized at their respective fair values as of the acquisition date. This change in reporting entity has been made to reflect the economic realities of the combination better and to provide financial statement users with more relevant and accurate information. The effects of this change on our financial statements are detailed in the accompanying notes; see “Note 2. Restatement” and where applicable.

We believe that the revised presentation provides a more appropriate representation of the combined company’s financial position, results of operations, and cash flows. We have also implemented internal controls and procedures to ensure the accuracy of our financial reporting in light of this change.

Therefore, the financial statements and the related auditor’s report for S-1 and S-1/A (No. 1) filed with the SEC on July 7, 2023, and August 11, 2023, respectively, can no longer be relied upon.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

We consider the Acquisition a reverse acquisition; therefore, the purchase consideration is the Company’s fair value as of September 28, 2021. The number of shares issued and outstanding for the Company just before the Acquisition Date was 977,348, with a market price of $2.000 quoted on the OTC Bulletin Board under the trading symbol GOAI. We estimated the purchase price and the book value or net financial liability of the Company to be $1,954,697 and $55,909. As a result, we recorded Goodwill as the difference between the purchase price and book value, $2,010,606. The Company carried out the Goodwill Impairment Analysis as of December 31, 2023, where the carrying value of the Goodwill as of December 31, 2023, is $2,010,606. The fair market value of the implied Goodwill is approximately $37,772,765, which is higher than the carrying value, and thus, the Company did not record any impairment as of December 31, 2023.

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

AdFlare Acquisition

In a related party transaction, on July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 500,000 shares of the Company’s restricted common stock valued at $1,500,000 using the discounted cash flow methodology. Mr. Phil Aspin, co-founder of AdFlare, has been a member of the Company’s Board of Directors since September 28, 2021. The Company carried out the Goodwill Impairment Analysis as of December 31, 2022, where the carrying value of the Goodwill as of December 31, 2022, is $1,500,000. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus, the impairment as of December 31, 2022, is $1,500,000.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Eva Live is a technology company that has developed an automated and intelligent advertiser campaign management platform, Eva Platform. Our Platform enables advertisers (‘customers, clients’) to buy advertising space on several digital channels to reach their desired audience. Our technology intends to address the needs of markets where high-volume advertisers want automated advertising purchases to have high conversion rates. We focus on data-driven marketing and cross-channel measurement, which are critical to businesses looking to optimize their marketing budget and reach audiences across all their integrated advertising efforts.

We operate at the junction of digital marketing and media monetization. We enable market awareness of companies and brands by providing best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC7319) and businesses in various industries seeking to market their products and services using our platform, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, mainly the US and Canada. For the fiscal year ending December 31, 2023, we had nineteen (19) customers, primarily from North America, compared to seven (7) customers for the fiscal year ending December 31, 2022. The top three customers represent 73% and 92% of revenue for the fiscal year ending December 31, 2023, and 2022. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. Such customers advertise with media through us and engage in media buying services such as online traffic from the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

We execute our business through Eva Platform based on Artificial Intelligence, or AI, to match advertising campaigns to specific ad spots one at a time. Our system creates conversion mapping tables that allow us to increase conversion rates by analyzing those trends with optimized historical conversion rates and further capitalizing on and improving those rates. We leverage “big data,” an accumulation of too large and complex data for traditional database management tools to process. Since more companies are attempting to leverage big data to make strategic business decisions, we have built automated tools that analyze the data and feed the relevant information into our decision logic. We have designed our solution to optimize brand campaigns to create brand awareness and direct response campaigns with a fixed conversion point.

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

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending December 31, 2023, and 2022, and throughout the report, may not add up precisely to the totals provided, and percentages may not reflect the absolute figures.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

Following the reverse acquisition guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations (“ASC 805”), the consolidated financial statements for the year ended December 31, 2021, of the Company (the accounting acquiree) are a continuation of the financial statements of EvaMedia (the accounting acquirer), adjusted to retroactively change EvaMedia’s legal capital to reflect the legal capital of the Company. We calculated the adjustment based on the share exchange ratio of one new share of Company common stock for every share of EvaMedia capital stock previously issued and outstanding. Comparative information preserved in these consolidated financial statements is also retroactively adjusted to reflect the legal capital of the Company. The legal capital on December 31, 2022, reflects the legal capital of the Company after the Acquisition date and therefore requires no adjustment.

The information in the following table shows the effect of the restatement on each affected financial statement line item:

	December 31,			December 31,
	As Previously Reported 2022	Restated 2022	Effects of Change	As Previously Reported 2021	Restated 2021	Effects of Change
COMBINED AND CONSOLIDATED BALANCE SHEETS
ASSETS:
Current assets:
Cash	$38,506	$38,506	$-	$34,455	$33,523	$(932)
Accounts receivable, net of allowance for doubtful accounts of $156,307 and $624,898, respectively	209,443	209,442	(1)	131,307	131,307	-
Other assets	1,405	1,405	-	1,405	877,280	875,875
Total current assets	$249,354	$249,353	$(1)	$167,167	$1,042,110	$874,943
Goodwill	74,945,552	2,010,606	(72,934,946)	74,945,552	2,010,606	(72,934,946)
Capitalized website development costs & (Other intangibles)	182,576	193,497	10,921	400,353	411,275	10,922
Total assets	$75,377,482	$2,453,456	$(72,924,026)	$75,513,072	$3,463,991	$(72,049,081)
LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued liabilities	1,535,707	1,535,707	-	1,146,074	1,146,074	-
Accounts payable related party	212,871	205,980	(6,891)	204,004	197,113	(6,891)
Total current liabilities	$1,748,578	$1,741,687	$(6,891)	$1,350,078	$1,343,187	$(6,891)
PPP loan	40,832	40,832	-	40,832	40,832	-
Total liabilities	$1,789,410	$1,782,519	$(6,891)	$1,390,910	$1,384,019	$(6,891)
Commitments and Contingencies (Note 9)
Stockholders’ Deficit:
Common stock	11,584	11,585	1	11,471	11,471	-
Common stock-payable	-	-	-	666,000	-	(666,000)
Additional paid-in capital	231,080,433	18,790,939	(212,289,494)	228,230,675	16,607,181	(211,623,494)
Accumulated deficit	(157,503,945)	(18,131,587)	139,372,358	(154,785,984)	(14,538,680)	140,247,304
Total stockholders’ equity (deficit)	$73,588,072	$670,937	$(72,917,135)	$74,122,162	$2,079,972	$(72,042,190)
Total liabilities and stockholders’ deficit	$75,377,482	$2,453,456	$(72,924,026)	$75,513,072	$3,463,991	$(72,049,081)

	Year ended December 31,			Year ended December 31,
	As Previously Reported 2022	Restated 2022	Effects of Change	As Previously Reported 2021	Restated 2021	Effects of Change
COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
Revenue
Sales-customers	1,350,941	1,350,941	-	498,531	2,458,273	1,959,742
Total Revenue	$1,350,941	$1,350,941	$-	$498,531	$2,458,273	$1,959,742
Operating expenses
General and administrative	1,245,407	2,120,352	874,945	8,459,318	10,103,613	1,644,295
Media traffic purchase	1,105,718	1,105,718	-	431,000	1,835,088	1,404,088
Amortization and depreciation	217,777	217,778	1	72,593	217,778	145,185
Total operating expenses	$2,568,902	$3,443,848	$874,946	$8,962,911	$12,156,479	$3,193,568
Operating income (loss)	$(1,217,961)	$(2,092,907)	$(874,946)	$(8,464,380)	$(9,698,206)	$(1,233,826)
Other income (expense):
Loss on settlement liabilities	-	-	-	(413,080)	-	413,080
Gain on debt conversion-related party	-	-	-	65,000	-	(65,000)
Loss on write-off of property and equipment	-	-	-	(5,458)	-	5,458
Loss on write-off of movie distribution rights	-	-	-	(33,032)	-	33,032
Interest expense	-	-	-	(35,510)	(2,508)	33,002
Marketable securities gain (loss)	-	-	-	-	(79,250)	(79,250)
Impairment of Goodwill	(1,500,000)	(1,500,000)	-	(144,098,143)	-	144,098,143
Total other income (expense)	$(1,500,000)	$(1,500,000)	$-	$(144,520,223)	$(81,758)	$144,438,465
Income (loss) before provision for income taxes	$(2,717,961)	$(3,592,907)	$(874,946)	$(152,984,603)	$(9,779,964)	$143,204,639
Provision (benefit) for income taxes	-	-	-	-	-	-
Net income (loss )	$(2,717,961)	$(3,592,907)	$(874,946)	$(152,984,603)	$(9,779,964)	$143,204,639
Net loss per common share, basic and diluted	$(0.02)	$(0.03)	$(0.01)	$(5.24)	$(0.33)	$4.90
Weighted average number of common shares outstanding basic and diluted	115,340,358	115,340,358	-	29,197,192	29,197,192	-

	Year ended December 31,			Year ended December 31,
	As Previously Reported 2022	Restated 2022	Effects of Change	As Previously Reported 2021	Restated 2021	Effects of Change
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flows from operating activities:
Net loss	$(2,717,961)	$(3,592,907)	$(874,946)	$(152,984,603)	$(9,779,964)	$143,204,639
Adjustments to reconcile net loss to net cash used in operating activities:			-			-
Depreciation expense	217,777	217,778	1	72,593	217,778	145,185
Goodwill impairment	1,500,000	1,500,000	-	144,098,143	-	(144,098,143)
Debt conversion-related party	-	-	-	(65,000)	-	65,000
Stock payable canceled	(666,000)	-	666,000	-	-	-
Common stock issued for services	85,071	85,072	1	6,279,990	9,464,990	3,185,000
Changes in operating assets and liabilities:
Accounts receivable	(78,136)	(78,135)	1	(131,307)	(85,446)	45,861
Other current assets	-	875,875	875,875	(1,405)	(875,875)	(874,470)
Loss of assets-write off	-	-	-	38,490	-	(38,490)
Accounts payable and accrued expenses	389,633	389,633	-	1,131,594	206,365	(925,229)
Accounts payable - related party	8,867	8,867	-	84,004	167,578	83,574
Marketable securities, net	-	-	-	-	110,000	110,000
Deferred revenue	-	-	-	-	(33,304)	(33,304)
Net Cash Used in Operating Activities	$(1,260,749)	$(593,817)	$666,932	$(1,477,501)	$(607,878)	$869,623
Cash flow from investing activities:
Acquired goodwill	(1,500,000)	-	1,500,000	(219,043,695)	-	219,043,695
Capitalized website development	-	-	-	(472,946)	-	472,946
Net Cash Provided by Investing Activities	$(1,500,000)	$-	$1,500,000	$(219,516,641)	$-	$219,516,641
Cash flow from financing activities:
Common stock issued for the acquisition of EvaMedia	-	-	-	220,384,354	-	(220,384,354)
Common stock issued for debt settlement	-	-	-	1,066,668	756,000	(310,668)
Common stock issued for AdFlare acquisition	1,500,000	-	(1,500,000)	-	-	-
Common stock issued for cash	598,800	598,800	-	34,000	34,000	-
Advances from related parties	-	-	-	(1,740)	-	1,740
Capital adjustment from stock payable cancelation	666,000	-	(666,000)	-	-	-
Notes payable - related party	-	-	-	(426,589)	(160,100)	266,489
Proceeds from PPP loan	-	-	-	40,832	-	(40,832)
Accrued interest	-	-	-	(77,010)	(10,765)	66,245
Net Cash Provided by financing activities	$2,764,800	$598,800	$(2,166,000)	$221,020,515	$619,135	$(220,401,380)
Net change in Cash and cash equivalents for the year	4,051	4,983	932	26,373	11,257	(15,116)
Cash and cash equivalents at the beginning of the year	34,455	33,523	(932)	8,081	22,266	14,185
Cash and cash equivalents at the end of the year	$38,506	$38,506	$-	$34,455	$33,523	$(932)
Non - cash investing and financing activities:
Common stock issued for Acquisition	-	1,500,000	1,500,000	-	1,960,606	1,960,606

Basis of Presentation and Principles of Consolidation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes represent the Company’s management, which is responsible for its integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects. We have applied them consistently in preparing the accompanying financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include Cash on hand, deposits at banking institutions, and all highly liquid short-term investments with original maturities of 90 days or less. The Company had a cash balance of $472,509 and $38,506 as of December 31, 2023, and 2022.

Accounts Receivable

Accounts Receivable primarily represents the amount due from four (4) customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the invoice’s date. The Company bases the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

On December 31, 2023, and 2022, management determined that the allowance for doubtful accounts was $624,898 and $156,307, respectively. The fiscal year’s bad debt expense ended December 31, 2023, and 2022 was $468,591 and $156,307, respectively.

Office Lease

Effective May 21, 2020, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a needs-only basis. The new lease payment is $229 per month, included in the General and Administrative expenses. For the fiscal year ended December 31, 2023, and 2022, the office’s rent payment was $2,748 and $2,748, included in the General and administrative expenses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Our typical customers are advertising agencies classified under SIC7319 and businesses in various industries seeking to market their products and services using our platform, including media companies, financial institutions, and other retail entities. Our customers advertise with the media but perform no creative services (media buying services such as online traffic from Eva Live). We also deal with businesses (as described under NAICS 541810) organized to provide a full range of services (i.e., through in-house capabilities or subcontracting), including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

The Company earns revenues from advertisers by signing purchase or insertion orders based on Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less, Version 3.0, as defined in 4’s/IAB. Such terms and conditions offer media companies and advertising agencies an acceptable standard for conducting business for both parties. When incorporated into an insertion order, this protocol represents the Company and its customers’ shared understanding of doing business. The Company may also sign additional documents to cover sponsorships and other arrangements involving content association, integration, and special production. The Company considers an insertion order with its customers, a binding contract with the customer, or other similar documentation reflecting the terms and conditions under which it provides products or services. As a result, the Company considers the insertion order persuasive evidence of an arrangement. Each insertion is specific to the customer, defines each party’s fee schedule, duties, and responsibilities, and is governed by 4’s/IAB Version 3.0 for renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such contract.

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

The Company considers contract modification as a change in the scope or price (or both) of a contract that the parties approve. The parties describe contract modification as a change order, a variation, or an amendment. A contract modification exists when the parties to the contract approve a modification that either creates new or changes the existing enforceable rights and obligations of the parties to the contract. The Company assumes a contract modification when approved in writing, by oral agreement or implied by the customary business practice of the customer. If the parties to the contract have not agreed on a contract modification, the Company continues to apply the guidance to the existing contract until the contract modification is approved. The Company recognizes contract modification in various forms – including but not limited to partial termination, an extension of the contract term with a corresponding price increase, adding new goods and services to the contract, with or without a corresponding price change, and reducing the contract price without a change in goods or services promised.

Revenue Recognition Policy

We generate revenues as a principal-based or an agency-based service provider.

Under the principal-based model, the Company takes a principal position in the contract. The Company uses its platform to buy media (advertising inventory) directly from the media sellers. The Company repackages the advertising inventory for sale to Clients. The Company also performs other advertising and branding work for the Client – such as developing landing pages, websites, widget designs, banner designs, etc. The Company receives the Ad Spend or a marketing budget from the Client to perform such services. In some instances, these services are performed on a non-disclosure basis, meaning the Client does not know what the Company paid for the media space, time, or development. The Company recognizes the total Ad Spend of the Client as its revenue.

Under the agency-based model, the Company acts as an agent of the Client and negotiates deals with media sellers. The Client is responsible for paying the media sellers directly or for paying the Company, which then pays the media sellers on behalf of the Client. Under the agency-based model, the Company earns revenue by charging Clients a platform fee based on a percentage of a Client’s total spend (Ad Spend) on the purchase of the advertising from the Advertising Inventory Supplier (seller). We keep a percentage of that advertising spend as a fee and remit the remainder to the seller. The Company does not have any leverage to control the cost of seller inventory before the purchase by the Client. The platform fee we intend to charge Clients is a percentage of their purchases through our platform, similar to a commission, and the platform fee is not contingent on the results of an advertising campaign.

We recognize revenue upon fulfilling our contractual obligations with a completed transaction, subject to satisfying all other revenue recognition criteria.

Revenue Recognition

We generate revenue from Clients who enter into legally binding agreements with us to use our Eva Demand Side Platform (EVA DSP) and other digital marketing software platforms. We use the following criteria to determine revenue recognition through the following steps:

●	Identification of a legally binding contract with a customer and contract approval by all parties;
●	Identification of the performance obligations and rights regarding the goods or services in the contract;
●	Determination of the transaction price and payment terms;
●	Allocation of the transaction price to the performance obligations in the contract;
●	Recognition of revenue when or as the performance obligations are satisfied; and
●	Collectability of substantially all of the considerations is probable.

We keep agreements with each Client and seller in the form of insertion orders or MSAs, which set out the terms and conditions of the relationship and give access to our platform. Our performance obligation is to provide the use of our platform to Clients to build ad campaigns and select the advertising inventory, data, and other add-on features.

From time to time, the Company will judge if it acts as the principal or agent. As a result, the Company will decide to report revenue on a gross (Ad Spend) basis when acting as a principal for the amount spent on the platform or a net basis for the platform fees charged to the Client when acting as the agent. The Company considers the following guidelines to determine if the Company is acting as a Principal or an Agent to complete its performance obligation:

GAAP Consideration	Principal-Based	Agency-Based
Is another party responsible for fulfilling the contract?	No	Yes
Who owns the advertising inventory?	Company	Media Seller/Client
Who has the discretion in establishing prices for the other advertising inventory?	The Company, as it owns advertising inventory and other branding collateral to resell it to the Client.	Media Seller
The Company’s consideration is in the form of a commission.	No	Yes
Is the Company exposed to credit risk for the amount receivable/Ad Spend from the Client customer in exchange for the other party’s goods or services?	Yes, the Company carries the risk for the amount equal to the Ad Spend and is responsible for paying the media seller.	No, the Client pays the media seller directly, or the Client pays the Company, which pays the media seller. All fully disclosed.

We intend to disaggregate revenue into categories to provide useful information to the users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows. As our customer base expands or we start licensing our platform to third parties or our customers, we intend to divide our revenues into two categories:

a)	Campaign Revenues: Revenues derived from the principal-based model.

b)	Subscription Revenues: Revenues sourced from the agency-based model.

At present, we derive all revenues from the principal-based model.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of Cash. The Company places its Cash with a major banking institution. The Company did not have cash balances over the Federal Deposit Insurance Corporation limit on December 31, 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Legal Proceedings

The Company discloses a loss contingency if at least there is a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable and the amount can be reasonably estimated. The Company can reasonably estimate a range of losses with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability of pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses incurred. The Company is currently not involved in any litigation.

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

On September 28, 2021 (the ‘Acquisition Date’), the Company merged (‘Acquisition’) into EvaMedia Corp. (‘EvaMedia). Upon completing the Acquisition, the Company acquired all issued and outstanding shares of EvaMedia’s capital stock. We consider the Acquisition a reverse acquisition; therefore, the purchase consideration is the Company’s fair value as of September 28, 2021. The number of shares issued and outstanding for the Company just before the Acquisition Date was 977,348, with a market price of $2.000 quoted on the OTC Bulletin Board under the trading symbol GOAI. We estimated the purchase price and the book value or net financial liability of the Company to be $1,954,697 and $55,909. As a result, we recorded Goodwill as the difference between the purchase price and book value, $2,010,606. The Company carried out the Goodwill Impairment Analysis as of December 31, 2023, where the carrying value of the Goodwill as of December 31, 2023, is $2,010,606. The fair market value of the implied Goodwill is approximately $37,772,765, which is higher than the carrying value, and thus, the Company did not record any impairment as of December 31, 2023.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. This method calculates deferred tax assets and liabilities based on the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable yearly.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, more than 50%, is likely to be realized upon ultimate settlement.

The Company considers many factors when evaluating and estimating its tax positions and benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the consolidated statements of operations. The Company’s management does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website and Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, are capitalized after establishing technological feasibility, if significant. The Company amortizes the Capitalized software development costs using the straight-line amortization method over the estimated useful life of the application software. For an arrangement to be considered a software lease (as opposed to a service contract), our Eva Platform meets both of the following criteria:

a)	The customer has the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty.

b)	It is feasible for the customer to either operate the software on its hardware or contract with another party (unrelated to the vendor) to host the software.

By December 2018, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it could produce and meet the design specifications of the Eva Platform and its various components. The Company estimates the useful life of the software to be three (3) years.

The Company includes certain Website and app purchases as part of these capitalized costs. The capitalization of website costs is a significant portion of the total assets. The Company capitalizes on significant expenses incurred during the application development stage for internal-use software. The Company does not believe that capitalizing software development costs is material.

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

The Company completed the development of the Eva Platform to sell, lease, or otherwise market the software externally. Eva Platform buys traffic from various sources and sells that traffic to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds.

After the Company completed the technological feasibility of the Eva Platform, the Company capitalized a net cost of $792,500. The R&D expense is estimated at $47,500 per the Company’s certification provided by David Boulette, CEO. The life of the Eva/XML platform is estimated to be three years or 36 months.

The Eva Platform manages the entire ad buying/selling process by integrating into Google, Microsoft, Taboola, Revcontent, Gemini, and Facebook and allows thousands of ads to be created with a push of a button. The Eva Platform manages the money spent depending on keywords’ performance in the ad campaign to maximize the arbitrage revenue.

Eva Platform can function as standalone software or be sold or embedded in the Eva Platform, which the Company can lease to customers. The Company intends to sell, license, and market the Eva Platform to customers, where customers will have direct access to the software. The Company plans to install the Eva Platform on the customer’s hardware. Since the Eva Platform is fully automated, the customers can use the platform ‘as is’ without compromising the ability to use software or limiting value or utility. The Company provides both customer and technical support as part of the lease. The marginal cost of the download is insignificant.

Techno-economic feasibility Studies of the Eva Platform aimed to determine the project’s technical feasibility and financial viability, assess the risks associated with its development, and list activities and related costs.

From February 1, 2020, to March 15, 2020, David Boulette started the initial research and techno-feasibility into creating an XML Arbitrage Management Program branded as Eva XML Platform.

Under ASC 985-20 guidance, the Company had expensed the costs incurred to establish the technological feasibility of the Eva Platform as research and development (R&D) when incurred during November 2020. The R&D expense is estimated to be $47,500. The Company has calculated hourly at $75 per hour, based on the average software developer making $98,000 (75th percentile, Exhibit II) to $216,000 (David Boulette’s salary). For each task conducted in the techno-economic feasibility, the Company calculated that David Boulette performed the work of two software developers.

The R&D expense breakdown is based on the hours spent, based on the complexity of work, and the expertise required of individuals and entities with relevant software and project management experience at a fair market value.

By ASC 985-20, the Company considers the remaining $792,500 as Eva Platform software development costs (“Development Cost”), including costs to develop software sold, leased, or otherwise marketed incurred after establishing technological feasibility.

From March 2020 to April 2020, the Company developed a comprehensive database, a graphic user interface, application programming interface layers (APIs), and microservice frames for each network integration. From April 2020 to October 2002, the Company began testing, adjusting, and integrating the platform with big data and ad service providers such as Google, Bing, Facebook, and Taboola. In November 2020, the Company began running end–to–end system performance tests with live test campaigns.

The Company has capitalized the ‘Development Cost’ with similar costs as Website and App Purchases and Eva Live website development costs, collectively known as the Eva Platform. The Eva Platform can be leased as a standalone module or embedded in the Eva Platform. The Eva Platform is an automated and intelligent advertiser campaign management platform (‘Eva Platform’). The platform enables advertisers to buy advertising space on several digital channels to reach their desired audience effectively.

The Company sells, licenses, and markets the Eva Platform to customers, where customers will have direct access to the software. As the Company leased the Eva XML platform in December 2020, the Company began the amortization of the capitalized costs and reported the costs at the net realizable value.

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

Fair Value

The Company uses current market values to recognize certain assets and liabilities at a fair value. Fair value is the estimated price at which an asset can be sold or a liability settled in an orderly transaction with a third party under current market conditions. The Company uses the following methods and valuation techniques for deriving fair values:

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2023, and 2022, the Company had 123,052,349 and 115,847,349 basic and dilutive shares issued and outstanding, respectively. Common stock equivalents were anti-dilutive during the fiscal year ending December 31, 2023, and 2022 due to a net loss of $6,044,504 and $3,592,907, respectively. Common equivalent shares are excluded from the computation since their effect is anti-dilutive.

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

The Company adopted the ASU 2018-13 as of January 1, 2020. The Company used the Level 1 Fair Market Measurement to conduct a goodwill impairment analysis, resulting in a goodwill impairment of $144,098,143 on the acquisition of EvaMedia on December 31, 2021. The Company conducted goodwill impairment analysis of AdFlare acquisition, resulting in a goodwill impairment of $1,500,000 on December 31, 2022. We evaluate goodwill and acquire intangible assets for impairment at least annually to confirm if the carrying amount of acquired intangible assets exceeds their fair value. The acquired intangible assets primarily consist of assets under management, wealth management license, and our technology. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our acquired intangible assets. We will recognize an impairment charge for the difference if the fair value is less than its carrying value.

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

NOTE 3 – GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. The Company has started generating revenues and growing its operations with limited capital. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months after issuing these consolidated financial statements. The continuation of the Company as a going concern depends on financial support from its stockholders and its ability to obtain necessary equity financing to continue operations. For these reasons, our auditors have included an explanatory paragraph in their report on our audited financial statements regarding factors that raise substantial doubt that we will continue as a going concern.

The accumulated deficit on December 31, 2023, and 2022 was $24,176,091 and $18,131,587, respectively.

During the fiscal year ended December 31, 2023, and 2022, the Company incurred a net loss of $6,044,504 and $3,592,907. The working capital deficit as of December 31, 2023, and 2022 were $61,141 and $1,492,334.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of December 31, 2023, the Company had $472,509 cash on hand. The Company believes that future cash flows may not be sufficient to meet its debt obligations as they become due in the ordinary course of business for the foreseeable future. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its Eva Platform. The Company must raise additional capital to accomplish its growth plan over twelve to twenty-four months. The Company expects to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

The Company’s ability to continue as a going concern may depend on the success of management’s plans. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and liabilities that might be necessary should the Company not continue as a going concern.

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

NOTE 4 – CAPITALIZED WEBSITE AND SOFTWARE DEVELOPMENT COSTS

During the fiscal year ended December 31, 2023, and 2022, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At December 31, 2023, the gross capitalized software asset and the accumulated software amortization expenses were $778,783 and $778,783, respectively. As a result, the unamortized balance of capitalized software on December 31, 2023, was $0.

At December 31, 2022, the gross capitalized software asset and the accumulated software amortization expenses were $778,783 and $585,286, respectively. As a result, the unamortized balance of capitalized software on December 31, 2022, was $193,497.

As the software is fully amortized, there is no estimated amortization expense in 2024 and beyond.

The Company has estimated aggregate amortization expense for each of the five succeeding fiscal years based on the estimated software asset’s lifespan of three (3) years.

NOTE 5– COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

As of September 28, 2021, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a needs-only basis. The new lease payment is $229 per month, included in the General and Administrative expenses. For the fiscal year ended December 31, 2023, and 2022, the office’s rent payment was $2,748 and $2,748, included in the General and administrative expenses.

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

NOTE 6 – PPP LOAN PAYABLE

On April 24, 2020, the Company received proceeds of Forty-Thousand Eight Hundred and Thirty-Two ($40,832) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and JPMorgan Chase Bank (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm forgiveness of the PPP Note, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such a case, the Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to the Company. The letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the end of the Deferment Period, which is nine months from April 24, 2020. As of December 31, 2022, $40,832 remains outstanding. The US Government forgave the PPP Note. There is zero balance outstanding as of December 31, 2023.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.0001 per share, of which 123,052,349 are issued and outstanding as of December 31, 2023.

The Company has issued unregistered securities under exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

2023 Recent Sales of Unregistered Securities

In November 2023, the Company issued 7,000,000 shares for services at the rate of $1.01 per share, based on the closing market price on November 16, 2023: to officers in lieu of services, David Boulette received 7,000,000 shares for employee services rendered to the Company.

In November 2023, the Company issued 200,000 shares for services at the rate of $1.01 per share, based on the closing market price on November 16, 2023: to directors in lieu of their services, Daryl Walser received 100,000 shares for services rendered to the Company as its Director; and Phil Aspin received 100,000 shares for services rendered to the Company as its Director.

In December 2023, the Company issued 5,000 units for net proceeds of $10,000. The unit consists of one common and one Warrant with an exercise price of $2.00 and a term of one year.

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

On September 28, 2021 (the ‘Acquisition Date’), the Company merged into EvaMedia Corp. (‘EvaMedia) by issuing 110,192,177 of its common stock.

On November 30, 2021, the Company issued 34,000 shares valued at $34,000.

NOTE 8 – INCOME TAXES

The Company has calculated income taxes using the asset and liability method of accounting. We have computed deferred income taxes by multiplying statutory rates applicable to estimated future-year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The income tax provision is summarized as follows:

	2023	2022
Federal corporate income tax rate	21%	21%
State corporate income tax rate	0%	0%
Total corporate income tax rate	21%	21%

	Deferred Tax Assets/Liability
Income Tax	December 31, 2023		December 31, 2022
	Book value	Tax value	Book value	Tax value
Income (Loss) per Books
M-1 Differences:	(6,044,504)	(1,269,346)	(3,592,907)	(754,510)
Stock/options issued for services	7,272,000	1,527,120	85,072	17,865
Depreciation and amortization	193,498	40,635	217,778	45,733
Goodwill impairment	-	-	1,500,000	315,000
Tax income (loss)	1,420,994	298,409	(1,790,057)	(375,912)

Prior Year NOL (excluding state tax)	(2,545,159)	(534,483)	(755,102)	(158,571)
Cumulative NOL	(1,124,165)	(236,075)	(2,545,159)	(534,483)

	December 31, 2023	December 31, 2022
Net operating loss carryforwards	236,075	534,483
Stock/options issued for services	1,527,120	17,865
Depreciation and amortization	40,635	45,733
Goodwill impairment	-	315,000
Tax rate change	-	-
Valuation allowance	(1,803,829)	(913,082)
Total	-	-

Tax at the statutory rate (21%)	(1,269,346)	(754,510)
State tax benefit, net of federal tax effect	-	-
Change in the valuation allowance	1,269,346	754,510
Total	-	-

For the fiscal year ended December 31, 2023, and 2022, the Company had cumulative net operating losses of $6,044,504 and $3,592,907, respectively, available for carryforward to offset future taxable income, which begins to expire in 2035. The Company has determined to provide full valuation allowances for our net deferred tax assets at the end of 2023 and 2022, including NOL carryforwards generated during the years. Based on its evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income, that would enable us to realize our deferred tax assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that we may not be able to realize some portion or all of the deferred tax assets. The ultimate realization of the deferred tax assets depends on generating future taxable income when those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable at December 31, 2023. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at December 31, 2023. The net change in the total valuation allowance for the 12 months ended December 31, 2023, increased by $890,747 to $1,803,829. At December 31, 2023, and 2022, we had federal and state net operating loss carryforwards of approximately $1,269,346 and $754,510, respectively, expiring beginning in 2037 for the federal and 2037 for the state.

For the years ended December 31, 2023, and 2022, the Company analyzed its ASC 740 position and did not identify any uncertain tax positions defined under ASC 740. Should this position be determined in the future and the Company owes interest and penalties because of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return for 2023 and 2022 has been submitted and accepted by the United States Internal Revenue Service. The Company was not subject to tax examination by authorities in the United States before 2015. The Nevada State Tax return for 2023 and 2022 has been submitted and accepted by the Nevada State Franchise Tax Board. Currently, the Company does not have any ongoing tax examinations.

The Company has no foreign tax expenses and liabilities as of December 31, 2023, and 2022.

NOTE 9 – WARRANT

In November 2021, the Company sold 34,000 units (common stock plus warrants) for financing valued at $34,000. The Company sold the common stock at $1 per share with full warrant coverage, an exercise price of $2, and a term of one year. The Company issued the securities with a restrictive legend. These warrants have expired.

In February 2022, the Company sold 280,000 units (common stock plus warrants) for financing valued at $280,000. The Company sold the common stock at $1 per share with full warrant coverage, an exercise price of $2, and a term of one year. The Company issued the securities with a restrictive legend. These warrants have expired.

In June 2022, the Company sold 1600,000 units (common stock plus warrants) for financing valued at $1600,000. The Company sold the common stock at $1 per share with full warrant coverage, an exercise price of $2, and a term of one year. The Company issued the securities with a restrictive legend. These warrants have expired.

In July 2022, the Company sold 90,000 units (common stock plus warrants) for financing valued at $90,000. The Company sold the common stock at $1 per share with full warrant coverage, an exercise price of $2, and a term of one year. The Company issued the securities with a restrictive legend. These warrants have expired.

In August 2022, the Company sold 78,800 units (common stock plus warrants) for financing valued at $78,800. The Company sold the common stock at $1 per share with full warrant coverage, an exercise price of $2, and a term of one year. The Company issued the securities with a restrictive legend. These warrants have expired.

In December 2023, the Company sold 5,000 units (common stock plus warrants) for financing valued at $10,000. The Company sold the common stock at $2 per share with full warrant coverage, an exercise price of $2, and a term of one year. The Company issued the securities with a restrictive legend. The warrants are not exercised.

Information About the Warrants Outstanding During Fiscal 2023 Follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2023	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable At December 30, 2023	Expiration Date
10,000	$2.00	10,000	10,000	-	-	-	December 2024

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

NOTE 10 – OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 11 – SUBSEQUENT EVENTS

None.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

23