Form 10-Q
period 2024-03-31
Eva Live Inc
filed 2024-05-17
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on May 17, 2024, was 123,052,349.

EVA LIVE INC.

EVA LIVE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets:
Current assets
Cash	$1,504,365	$472,509
Accounts receivable, net of allowance for doubtful accounts of $624,898 and $624,898, respectively	653,494	1,594,918
Other assets	269	269
Total current assets	$2,158,128	$2,067,696
Goodwill	2,010,606	2,010,606
Total assets	$4,168,734	$4,078,302
Liabilities and stockholders’ equity (deficit):
Payroll liabilities related party	1,898,628	1,783,628
Accounts payable and accrued liabilities	130,500	108,622
Accounts payable related party	-	86,587
Deferred revenue	-	150,000
Total current liabilities	$2,029,128	$2,128,837

Total liabilities	$2,029,128	$2,128,837
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.0001, 300,000,000 shares authorized; 123,052,349 and 123,052,349 shares issued and outstanding, as of March 31, 2024, and December 31, 2023, respectively	12,306	12,306
Additional paid-in capital	26,113,250	26,113,250
Accumulated deficit	(23,985,950)	(24,176,091)
Total stockholders’ equity (deficit)	$2,139,606	$1,949,465
Total liabilities and stockholders’ deficit:	$4,168,734	$4,078,302

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Sales	2,236,950	345,813
Total revenue	$2,236,950	$345,813
Operating expenses
General and administrative	384,841	201,311
Media traffic purchase	1,661,968	198,172
Amortization and depreciation	-	54,444
Total operating expenses	2,046,809	453,927
Operating income (loss)	190,141	(108,114)
Income (loss) before provision for income taxes	190,141	(108,114)
Provision (benefit) for income taxes	-	-
Net income (loss)	$190,141	$(108,114)
Net loss per common share, basic and diluted	0.00	(0.00)
Weighted average number of common shares outstanding basic and diluted	123,052,349	115,847,349

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Three months ended March 31, 2023
Balance - December 31, 2022	115,847,349	$11,585	$18,790,939	$(18,131,587)	$670,937

Balance March 31, 2023
Net loss	-	-	-	(108,114)	(108,114)
Balance - March 31, 2023	115,847,349	$11,585	$18,790,939	$(18,239,701)	$562,823
Three months ended March 31, 2024
Balance - December 31, 2023	123,052,349	$12,306	$26,113,250	$(24,176,091)	$1,949,465
Net loss	-	-	-	190,141	190,141
Balance -March 31, 2024	123,052,349	$12,306	$26,113,250	$(23,985,950)	$2,139,606

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2024 (Unaudited)	March 31, 2023 (Unaudited)
Cash Flows from operating activities:
Net loss	$190,141	$(108,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	54,444
Changes in operating assets and liabilities:
Accounts receivable	941,424	(75,081)
Deferred revenue	(150,000)	-
Payroll liabilities - related party	115,000	96,500
Accounts payable and accrued expenses	21,878	34,187
Accounts payable - related party	(86,587)	(14,300)
Net Cash used in operating activities	$1,031,856	$(12,364)
Cash flow from investing activities:
Net Cash provided by investing activities	$-	$-
Net Cash Provided by financing activities	$-	$-
Net change in Cash and cash equivalents for the year	1,031,856	(12,364)
Cash and cash equivalents at the beginning of the year	472,509	38,506
Cash and cash equivalents at the end of the year	$1,504,365	$26,142

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

We have determined the method of accounting for the reverse acquisition guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations (“ASC 805”),

We prepared the consolidated financial statements for the fiscal year ending December 31, 2021, following a reverse acquisition under Eva Live Inc. (accounting acquiree), but as a continuation of the financial statements of EvaMedia (accounting acquirer). We have made one adjustment: retroactively adjusting EvaMedia’s legal capital to reflect the legal capital of the Company. We calculated the adjustment based on the share exchange ratio of one new share of Company common stock for every share of EvaMedia capital stock previously issued and outstanding. Comparative information preserved in these consolidated financial statements is also retroactively adjusted to reflect the legal capital of the Company. The legal capital on December 31, 2023, reflects the legal capital of the Company after the Acquisition date and therefore requires no adjustment.

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

The results for the three months ended March 31, 2024, and 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 10, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include Cash on hand, deposits at banking institutions, and all highly liquid short-term investments with original maturities of 90 days or less. The Company had a cash balance of $1,504,365 and $472,509 as of March 31, 2024, and December 31, 2023.

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

At March 31, 2024, and December 31, 2023, the management determined that the allowance for doubtful accounts was $624,898 and $624,898, respectively. The bad debt expense for the three months ended March 31, 2024, and 2023 was $5,064 and $0, respectively.

Office Lease

Effective May 21, 2020, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a needs-only basis. The new lease payment is $229 per month, included in the General and Administrative expenses. For the three months ending March 31, 2024, and 2023, the office’s rent payment was $687 and $687, included in the General and administrative expenses.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of Cash. The Company places its Cash with a major banking institution. The Company did not have cash balances over the Federal Deposit Insurance Corporation limit on March 31, 2024.

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

The Company considers many factors when evaluating and estimating its tax positions and benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the consolidated statements of operations. The Management of the Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2024, and December 31, 2023, the Company had 123,052,349 and 123,052,349 basic and dilutive shares issued and outstanding, respectively. Common stock equivalents were anti-dilutive during the three months ending March 31, 2023, due to a net loss of $108,114. Common equivalent shares are excluded from the computation since their effect is anti-dilutive. Common stock equivalents were dilutive during the three months ending March 31, 2024, due to a net income of $190,141.

Recent Accounting Pronouncements

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

The accumulated deficit on March 31, 2024, and December 31, 2023, was $23,985,950 and $24,176,091, respectively.

During the three months ending March 31, 2024, and 2023, the Company incurred a net income of $190,141 and a net loss of $108,114. The working capital deficit as of March 31, 2024, and December 31, 2023, were $129,000 and $61,141.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of March 31, 2024, and December 31, 2023, the Company had $1,504,365 and $472,509 cash. The Company believes that future cash flows may not be sufficient to meet its debt obligations as they become due in the ordinary course of business for the foreseeable future. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its Eva Platform. The Company must raise additional capital to accomplish its growth plan over twelve to twenty-four months. The Company expects to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

NOTE 4 – CAPITALIZED WEBSITE AND SOFTWARE DEVELOPMENT COSTS

During the three months ending March 31, 2024, and 2023, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

The unamortized balance of capitalized software on March 31, 2024, was $0.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Payroll Liabilities – Related Party

The payroll liabilities - related are all attributed to unpaid salaries of officers and related parties. As of March 31, 2024, and December 31, 2023, payroll liabilities – related parties were $1,898,628 and $1,783,628.

Accounts Payable and Accrued Liabilities – Related Party

Mr. Boulette, CEO of the Company, occasionally provides funding for the Company’s working capital. As of March 31, 2024, and December 31, 2023, the accounts payable—related parties were $0 and $86,587, respectively.

Media Traffic Purchase – Related Party

Hottest Media LLC (“Hottest”) is authorized to act as the Company’s agent in purchasing materials and services required to produce advertising on the Company’s behalf. For the three months ended March 31, 2024, and 2023, Hottest has been the sole entity to buy media for the Company. Consequently, Hottest has a significant influence on the Company by virtue of its position and relationship, involvement, transactions, or contractual arrangements. During the three months ended March 31, 2024, and 2023, the Company spent $1,661,968 and $198,172 on buying media traffic.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

As of September 28, 2021, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a needs-only basis. The new lease payment is $229 per month, included in the General and Administrative expenses. For the three months ending March 31, 2024, and 2023, the office’s rent payment was $687 and $687, included in the General and administrative expenses.

Employment Agreement

The Company has entered into a formalized employment agreement with its Chief Executive Officer (“CEO”) – David Boulette. The CEO’s annual salary is $360,000 per annum. The Company accrues compensation payable to the CEO in Accounts Payable and accrued expenses.

Pending Litigation

Management is unaware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting the assets or affiliate of the Company.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.0001 per share, of which 123,052,349 are issued and outstanding as of March 31, 2024.

The Company has issued unregistered securities under exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. On November 1, 2023, the Company received the notice of effectiveness from the SEC on form S-1 for registration of securities under the Securities Act of 1933.

In December 2023, the Company sold 5,000 units (common stock plus warrants) for financing valued at $10,000. The Company issued the securities with a restrictive legend.

NOTE 8 – WARRANT

In December 2023, the Company sold 5,000 units (common stock plus warrants) for financing valued at $10,000. The Company sold the common stock at $2 per share with full warrant coverage, an exercise price of $2, and a term of one year. The Company issued the securities with a restrictive legend. The warrants are not exercised.

Information About the Warrants Outstanding on March 31, 2024:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at March 31, 2024	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable At March 31, 2024	Expiration Date
10,000	$2.00	10,000	10,000	-	-	-	December 2024

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

NOTE 10 – SUBSEQUENT EVENTS

Changes in Registrant’s Certifying Accountant

In April 2024, the Company secured financing of a $200,000 convertible note from an investor, with a purchase price of $170,000. As of the reporting date, $170,000 of this amount has been received. The note carries a term of six months and accrues interest at a rate of 12.50%. This financial arrangement provides the company with additional capital to support ongoing and future operations.

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

For the three months ending March 31, 2024, we had nine (9) customers, primarily from North America, compared to seven (7) customers for the previous period ending March 31, 2023. The top three customers represent over 83% and 70% of revenue for the three months ending March 31, 2024, and 2023. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. Such customers advertise with media through us and engage in media buying services such as online traffic from the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

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

We consider the Acquisition a reverse acquisition; therefore, the purchase consideration is the Company’s fair value as of September 28, 2021. The number of shares issued and outstanding for the Company just before the Acquisition Date was 977,348, with a market price of $2.000 quoted on the OTC Bulletin Board under the trading symbol GOAI. We estimated the purchase price and the book value or net financial liability of the Company to be $1,954,697 and $55,909. As a result, we recorded Goodwill as the difference between the purchase price and book value, $2,010,606. The Company carried out the Goodwill Impairment Analysis as of December 31, 2021, where the carrying value of the Goodwill as of December 31, 2021, is $2,010,606. The fair market value of the implied Goodwill is approximately $37,772,765, which is higher than the carrying value, and thus, the Company did not record any impairment as of December 31, 2023. Factors that might lead a company to perform more frequent impairment tests include economic downturns, poor operational results, lower market capitalization, or other market and industry changes that could reduce the fair value of the reporting units or the intangible assets. We opted not to perform impairment tests as such factors do not impact our business during the three months ended March 31, 2024.

AdFlare Acquisition

On July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 500,000 shares of the Company’s restricted common stock valued at $1,500,000 using the discounted cash flow methodology. Mr. Phil Aspin, co-founder of AdFlare, has been a member of the Company’s Board of Directors since September 28, 2021. The Company carried out the Goodwill Impairment Analysis as of December 31, 2023, where the carrying value of the Goodwill as of December 31, 2022, is $1,500,000. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus, the impairment as of December 31, 2022, is $1,500,000.

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

Financial Conditions at March 31, 2024, and December 31, 2023

At March 31, 2024, and December 31, 2023, the Company had $1,504,365 and $472,509 cash to execute its business plan. At March 31, 2024, and December 31, 2023, the Company had accumulated a deficit of $23,985,950 and $24,176,091. The Company had a working capital surplus and deficit of $129,000 and $61,141 on March 31, 2024, and December 31, 2023.

Three Months Ending from March 31, 2024, and 2023

At present, we generate all revenues from the principal-based model. The Company generated revenues of $2,236,950 and $345,813 for the three months ended March 31, 2024, and 2023. The rise in revenues was primarily driven by a growth in the Company’s customer base, expanding from seven (7) to nine (9) customers over the period ending March 31, 2024, and 2023. Additionally, this increase in revenue was further bolstered by the larger size of the contracts secured during the three months concluding on March 31, 2024. The Company incurred a net income and net loss of $190,141 and $108,114 in the three months ended March 31, 2024, and 2023.

During the three months ended March 31, 2024, and 2023, the Company incurred general & administrative costs (“G and A”) of $384,841 and $201,311, representing 17.20% and 58.21% of the respective quarterly revenue. During the three months ended March 31, 2024, and 2023, the Company spent $1,661,968 and $198,172 in buying media traffic, representing 74.31% and 57.31% of respective quarterly revenue. The increase in media traffic was due to service the increase in revenues for the three months ended March 31, 2024. During the three months ended March 31, 2024, and 2023, the amortization and depreciation expenses were $0 and $54,444.

The Company’s rent expenses were $687 and $687 for the three months ended March 31, 2024, and 2023, respectively.

RESULTS OF OPERATIONS

Reconciliation of Net Income (GAAP) to EBITDA (Non-GAAP):

The table below reconciles our net income, the closest comparable GAAP measure, to EBITDA.

	Three Months Ended
Description	March 31, 2024	March 31, 2023
Net income (GAAP Measure)	$190,141	(108,114)
Add: Interest expense	-	-
Add: Taxes	-	-
Add: Amortization & Depreciation	-	54,444
Add: Goodwill impairment	-	-
EBITDA (Non-GAAP Measure)	$190,141	(53,760)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2024, and December 31, 2023, the Company had $1,504,365 and 472,509 cash to execute its business plan. At March 31, 2024, and December 31, 2023, the Company had accumulated a deficit of $23,985,950 and $24,176,091. The Company had a working capital surplus and deficit of $129,000 and $61,141 on March 31, 2024, and December 31, 2023.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following March 31, 2024. The Company had not generated significant revenues or cash flow from operations in the past and for the three months ended March 31, 2024. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising significant additional capital to accomplish its growth plan over twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

GOING CONCERN CONSIDERATION

We have yet to generate significant revenues and cash flow from operations to cover our ongoing expenses. As of March 31, 2024, the Company had an accumulated deficit of $23,985,950. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2023, and 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

In more detail, we have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2023, filed with the SEC on October 27, 2023. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The amendments in the ASU are effective for fiscal years beginning after January 1, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted this ASU as of January 1, 2020, for ASC 606, Revenue Recognition and Amended ASU 2016-02, Leases (Topic 840). The ASU is currently not expected to have a material impact on our consolidated financial statements. While we have described significant accounting policies in more details in Note 2 of our annual financial statements included in our S-1/A for the fiscal year ended December 31, 2023, filed with the SEC on October 27, 2023, we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended March 31, 2024, and 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVA LIVE INC.

Date: May 17, 2024	/s/ David Boulette
David Boulette, President and CEO (Principal Executive Officer)

Date: May 17, 2024	/s/ David Boulette
David Boulette, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

