Form 10-Q
period 2024-06-30
Eva Live Inc
filed 2024-08-09
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period June 30, 2024

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on August 9, 2024, was 123,052,349.

EVA LIVE INC.

EVA LIVE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets:
Current assets
Cash	$1,338,247	$472,509
Accounts receivable, net of allowance for doubtful accounts of $624,898 and $624,898, respectively	1,247,730	1,594,918
Other assets	269	269
Total current assets	$2,586,246	$2,067,696
Goodwill	2,010,606	2,010,606
Total assets	$4,596,852	$4,078,302
Liabilities and stockholders’ equity (deficit):
Payroll liabilities related party	1,951,128	1,783,628
Accounts payable and accrued liabilities	120,000	108,622
Accounts payable related party	-	86,587
Deferred revenue	-	150,000
Notes payable – current	240,000	-
Accrued interest-current	2,604	-
Total current liabilities	$2,313,732	$2,128,837
Notes payable - non-current	500,000	-
Accrued interest-non-current	3,875	-
Total liabilities	$2,817,607	$2,128,837
Commitments and Contingencies (Note 9)	-	-
Stockholders’ equity:
Common stock, par value $0.0001, 300,000,000 shares authorized; 123,052,349 and 123,052,349 shares issued and outstanding, as of June 30, 2024, and December 31, 2023, respectively	12,306	12,306
Additional paid-in capital	26,113,250	26,113,250
Accumulated deficit	(24,346,311)	(24,176,091)
Total stockholders’ equity (deficit)	$1,779,245	$1,949,465
Total liabilities and stockholders’ deficit:	$4,596,852	$4,078,302

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	2,188,616	1,079,666	4,425,566	1,425,479
Total revenue	$2,188,616	$1,079,666	$4,425,566	$1,425,479
Operating expenses
General and administrative	588,447	141,696	973,288	343,006
Media traffic purchase	1,954,051	403,000	3,616,019	601,172
Amortization and depreciation	-	54,444	-	108,889
Total operating expenses	2,542,498	599,140	4,589,307	1,053,067
Operating income (loss)	(353,882)	480,526	(163,741)	372,412
Other income (expense):
Interest expense	(6,479)	-	(6,479)	-
Total other income (expense)	(6,479)	-	(6,479)	-
Income (loss) before provision for income taxes	(360,361)	480,526	(170,220)	372,412
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	$(360,361)	$480,526	$(170,220)	$372,412
Net loss per common share, basic and diluted	0.00	0.00	0.00	0.00
Weighted average number of common shares outstanding basic and diluted	123,052,349	115,640,215	123,052,349	115,640,215

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Three months ended June 30, 2023
Balance - March 31, 2023	115,847,349	$11,585	$18,790,939	$(18,239,701)	$562,823

Balance June 30, 2023
Net loss	-	-	-	480,526	480,526
Balance - June 30, 2023	115,847,349	$11,585	$18,790,939	$(17,759,175)	$1,043,349
Three months ended June 30, 2024
Balance - March 31, 2024	123,052,349	$12,306	$26,113,250	$(23,985,950)	$2,139,606
Net loss	-	-	-	(360,361)	(360,361)
Balance -June 30, 2024	123,052,349	$12,306	$26,113,250	$(24,346,311)	$1,779,245

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Six months ended June 30, 2023
Balance - December 31, 2022	115,847,349	$11,585	$18,790,939	$(18,131,587)	$670,937

Balance June 30, 2023
Net loss	-	-	-	372,412	372,412
Balance - June 30, 2023	115,847,349	$11,585	$18,790,939	$(17,759,175)	$1,043,349
Six months ended June 30, 2024
Balance - December 31, 2023	123,052,349	$12,306	$26,113,250	$(24,176,091)	$1,949,465
Net loss	-	-	-	(170,220)	(170,220)
Balance -June 30, 2024	123,052,349	$12,306	$26,113,250	$(24,346,311)	$1,779,245

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2024 (Unaudited)	June 30, 2023 (Unaudited)
Cash Flows from operating activities:
Net loss	$(170,220)	$372,412
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	108,889
Changes in operating assets and liabilities:
Accounts receivable	347,188	(642,148)
Deferred revenue	(150,000)	-
Payroll liabilities	167,500	-
Accounts payable and accrued expenses	11,378	189,487
Accounts payable - related party	(86,587)	(43,413)
Accrued interest	6,479	-
Net Cash used in operating activities	$125,738	$(14,773)
Cash flow from investing activities:
Net Cash provided by investing activities	$-	$-
Cash flow from financing activities:
Funds from convertible note(s)	240,000	-
Funds from promissory note	500,000	-
Net Cash Provided by financing activities	$740,000	$-
Net change in Cash and cash equivalents for the year	865,738	(14,773)
Cash and cash equivalents at the beginning of the year	472,509	38,506
Cash and cash equivalents at the end of the year	$1,338,247	$23,733

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

The results for the three months ended June 30, 2024, and 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 10, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include Cash on hand, deposits at banking institutions, and all highly liquid short-term investments with original maturities of 90 days or less. The Company had a cash balance of $1,338,247 and $472,509 as of June 30, 2024, and December 31, 2023.

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

At June 30, 2024, and December 31, 2023, the management determined that the allowance for doubtful accounts was $624,898 and $624,898, respectively. The bad debt expense for the six months ended June 30, 2024, and 2023 was $5,064 and $27,437, respectively.

Office Lease

Effective May 21, 2020, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a needs-only basis. The new lease payment is $229 per month, included in the General and Administrative expenses. For the six months ending June 30, 2024, and 2023, the office’s rent payment was $1,374 and $1,374, included in the General and administrative expenses.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of Cash. The Company places its Cash with a major banking institution. The Company did not have cash balances over the Federal Deposit Insurance Corporation limit on June 30, 2024.

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2024, and December 31, 2023, the Company had 123,052,349 and 123,052,349 basic and dilutive shares issued and outstanding, respectively. Common stock equivalents were anti-dilutive during the six months ending June 30, 2024, due to a net loss of $170,220. Common stock equivalents were dilutive during the six months ending June 30, 2023, due to a net income of $372,412. As a result, common equivalent shares are excluded from the computation since their effect is anti-dilutive.

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

The accumulated deficit on June 30, 2024, and December 31, 2023, was $24,346,311 and $24,176,091, respectively.

During the six months ending June 30, 2024, and 2023, the Company incurred a net loss of $170,220 and a net income of $372,412. The working capital surplus and deficit as of June 30, 2024, and December 31, 2023, were $272,514 and $61,141.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of June 30, 2024, and December 31, 2023, the Company had $1,338,247 and $472,509 cash. The Company believes that future cash flows may not be sufficient to meet its debt obligations as they become due in the ordinary course of business for the foreseeable future. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its Eva Platform. The Company must raise additional capital to accomplish its growth plan over twelve to twenty-four months. The Company expects to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

The Company intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. As the Company increases its customer base globally and accepts its Eva Platform, it intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2024.

NOTE 4 – CAPITALIZED WEBSITE AND SOFTWARE DEVELOPMENT COSTS

During the three months ending June 30, 2024, and 2023, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

The unamortized balance of capitalized software on June 30, 2024 was $0.

At December 31, 2023, the gross capitalized software asset and the accumulated software amortization expenses were $778,783 and $778,783, respectively. As a result, the unamortized balance of capitalized software on December 31, 2023 was $0.

The Company has estimated aggregate amortization expense for each of the five succeeding fiscal years based on the estimated software asset’s lifespan of three (3) years.

NOTE 5 – RELATED PARTY TRANSACTIONS

Payroll Liabilities – Related Party

The payroll liabilities - related are all attributed to unpaid salaries of officers and related parties. As of June 30, 2024, and December 31, 2023, payroll liabilities – related parties were $1,951,128 and $1,783,628.

Accounts Payable and Accrued Liabilities – Related Party

Mr. Boulette, CEO of the Company, occasionally provides funding for the Company’s working capital. As of June 30, 2024, and December 31, 2023, the accounts payable—related parties were $0 and $86,587, respectively.

Media Traffic Purchase – Related Party

Hottest Media LLC (“Hottest”) is authorized to act as the Company’s agent in purchasing materials and services required to produce advertising on the Company’s behalf. For the six months ended June 30, 2024, and 2023, Hottest has been the sole entity to buy media for the Company. Consequently, Hottest has a significant influence on the Company by virtue of its position and relationship, involvement, transactions, or contractual arrangements. During the six months ended June 30, 2024, and 2023, the Company spent $3,616,019 and $601,172 on buying media traffic.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

As of September 28, 2021, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a needs-only basis. The new lease payment is $229 per month, included in the General and Administrative expenses. For the six months ending June 30, 2024, and 2023, the office’s rent payment was $1,374 and $1,374, included in the General and administrative expenses.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.0001 per share, of which 123,052,349 are issued and outstanding as of June 30, 2024.

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

Information About the Warrants Outstanding on June 30, 2024:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at June 30, 2024	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable At June 30, 2024	Expiration Date
10,000	$2.00	10,000	10,000	-	-	-	December 2024

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

NOTE 9 – DEBT FINANCING

In April 2024, the Company secured financing of a $200,000 convertible note from an investor, with a purchase price of $170,000. As of the reporting date, $170,000 of this amount has been received. The note carries a term of six months and accrues interest at a rate of 12.50%. This financial arrangement provides the company with additional capital to support ongoing and future operations.

In May 2024, the Company secured financing of a $100,000 convertible note from an investor, with a purchase price of $70,000. As of the reporting date, $70,000 of this amount has been received. The note carries a term of six months and accrues interest at a rate of 12.50%. This financial arrangement provides the company with additional capital to support ongoing and future operations.

In June 2024, the Company secured financing of a $500,000 note from an investor. As of the reporting date, $500,000 of this amount has been received. The note carries a term of thirty-six months and accrues interest at a rate of 6.00%. This financial arrangement provides the company with additional capital to support ongoing and future operations.

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

For the three months ending June 30, 2024, we had nine (9) customers, primarily from North America, compared to seven (7) customers for the previous period ending June 30, 2023. The top three customers represent over 83% and 70% of revenue for the three months ending June 30, 2024, and 2023. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. Such customers advertise with media through us and engage in media buying services such as online traffic from the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

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

We consider the Acquisition a reverse acquisition; therefore, the purchase consideration is the Company’s fair value as of September 28, 2021. The number of shares issued and outstanding for the Company just before the Acquisition Date was 977,348, with a market price of $2.000 quoted on the OTC Bulletin Board under the trading symbol GOAI. We estimated the purchase price and the book value or net financial liability of the Company to be $1,954,697 and $55,909. As a result, we recorded Goodwill as the difference between the purchase price and book value, $2,010,606. The Company carried out the Goodwill Impairment Analysis as of December 31, 2021, where the carrying value of the Goodwill as of December 31, 2021, is $2,010,606. The fair market value of the implied Goodwill is approximately $37,772,765, which is higher than the carrying value, and thus, the Company did not record any impairment as of December 31, 2023. Factors that might lead a company to perform more frequent impairment tests include economic downturns, poor operational results, lower market capitalization, or other market and industry changes that could reduce the fair value of the reporting units or the intangible assets. We opted not to perform impairment tests as such factors do not impact our business during the three months ended June 30, 2024.

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

Financial Conditions at June 30, 2024, and December 31, 2023

At June 30, 2024, and December 31, 2023, the Company had $1,338,247 and $472,509 cash to execute its business plan. At June 30, 2024, and December 31, 2023, the Company had accumulated a deficit of $24,346,311 and $24,176,091. The Company had a working capital surplus and deficit of $272,514 and $61,141 on June 30, 2024, and December 31, 2023.

RESULTS OF OPERATIONS

Three Months Ending from June 30, 2024, and 2023

At present, we generate all revenues from the principal-based model. The Company generated revenues of $2,188,616 and $1,079,666 for the three months ended June 30, 2024, and 2023. The number of customers for the three months ending June 30, 2024 and 2023 were eight (8) to twelve (12) customers over the period ending June 30, 2024, and 2023. Additionally, this increase in revenue was further bolstered by the larger size of the contracts secured during the three months concluding on June 30, 2024. The Company incurred a net loss and net income of $360,361 and $480,526 in the three months ended June 30, 2024, and 2023.

During the three months ended June 30, 2024, and 2023, the Company incurred general & administrative costs (“G and A”) of $588,447 and $141,695, representing 26.89% and 13.12% of the respective quarterly revenue. During the three months ended June 30, 2024, and 2023, the Company spent $1,954,051 and $403,000 in buying media traffic, representing 89.28% and 37.33% of respective quarterly revenue. The increase in media traffic was due to service the increase in revenues for the three months ended June 30, 2024. During the three months ended June 30, 2024, and 2023, the amortization and depreciation expenses were $0 and $54,444.

The Company’s rent expenses were $687 and $687 for the three months ended June 30, 2024, and 2023, respectively. The rent expenses are included in the “G and A”.

Six Months Ending from June 30, 2024, and 2023

At present, we generate all revenues from the principal-based model. The Company generated revenues of $4,425,566 and $1,425,479 for the six months ended June 30, 2024, and 2023. The number of customers for the six months ending June 30, 2024, was thirteen (13). The rise in revenues was bolstered by the larger size of the contracts secured during the six months concluding on June 30, 2024. The Company incurred a net loss and net income of $170,220 and $372,412 in the six months ended June 30, 2024, and 2023.

During the six months ended June 30, 2024, and 2023, the Company incurred general & administrative costs (“G and A”) of $973,288 and $343,006, representing 44.47% and 31.77% of the respective quarterly revenue. During the six months ended June 30, 2024, and 2023, the Company spent $3,616,019 and $601,172 in buying media traffic, representing 165.22% and 55.68% of respective quarterly revenue. The increase in media traffic was due to service the increase in revenues for the six months ended June 30, 2024. During the six months ended June 30, 2024, and 2023, the amortization and depreciation expenses were $0 and $108,889.

The Company’s rent expenses were $1,374 and $1,374 for the six months ended June 30, 2024, and 2023, respectively. The rent expenses are included in the “G and A”.

Reconciliation of Net Income (GAAP) to EBITDA (Non-GAAP):

The table below reconciles our net income, the closest comparable GAAP measure, to EBITDA.

	Six Months Ended
Description	June 30, 2024	June 30, 2023
Net income (GAAP Measure)	$(170,220)	372,412
Add: Interest expense	6,479	-
Add: Taxes	-	-
Add: Amortization & Depreciation	-	108,889
Add: Goodwill impairment	-	-
EBITDA (Non-GAAP Measure)	$(163,741)	481,301

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2024, and December 31, 2023, the Company had $1,338,247 and 472,509 cash to execute its business plan. At June 30, 2024, and December 31, 2023, the Company had accumulated a deficit of $24,346,311 and $24,176,091. The Company had a working capital surplus and deficit of $272,514 and $61,141 on June 30, 2024, and December 31, 2023.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following June 30, 2024. The Company had not generated significant revenues or cash flow from operations in the past and for the three months ended June 30, 2024. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising significant additional capital to accomplish its growth plan over twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

GOING CONCERN CONSIDERATION

We have yet to generate significant revenues and cash flow from operations to cover our ongoing expenses. As of June 30, 2024, the Company had an accumulated deficit of $24,346,311. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2023, and 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended June 30, 2024, and 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVA LIVE INC.

Date: August 9, 2024	/s/ David Boulette
David Boulette, President and CEO (Principal Executive Officer)

Date: August 9, 2024	/s/ David Boulette
David Boulette, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

