Form 10-Q
period 2024-09-30
Eva Live Inc
filed 2024-11-19
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period September 30, 2024

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on November 19, 2024, was 125,002,349.

EVA LIVE INC.

Index to Consolidated Financial Statement

Pages

Consolidated Balance Sheet as of September 30, 2024 (Unaudited) and December 31, 2023 (Audited)	F-2

Consolidated Statement of Operations for the three and nine months ended September 30, 2024 (Unaudited), and September 30, 2023 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 (Unaudited), and September 30, 2023 (Unaudited, Restated)	F-4

Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	F-6

Notes to the Consolidated Financial Statement	F-7

EVA LIVE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets:
Current assets
Cash	$849,263	$472,509
Accounts receivable, net of allowance for doubtful accounts of $1,203,173 and $624,898, respectively	1,787,113	1,594,918
Other assets	269	269
Total current assets	$2,636,645	$2,067,696
Original issuance discount	60,000	-
Goodwill	-	2,010,606
Total assets	$2,696,645	$4,078,302
Liabilities and stockholders’ equity (deficit):
Payroll liabilities related party	2,043,128	1,783,628
Accounts payable and accrued liabilities	130,500	108,622
Accounts payable related party	-	86,587
Deferred revenue	-	150,000
Notes payable – current	300,000	-
Accrued interest-current	22,354	-
Total current liabilities	$2,495,982	$2,128,837
Notes payable - non-current	400,000	-
Total liabilities	$2,895,982	$2,128,837
Commitments and Contingencies (Note 9)	-	-
Stockholders’ equity:
Common stock, par value $0.0001, 300,000,000 shares authorized; 125,002,349 and 123,052,349 shares issued and outstanding, as of September 30, 2024, and December 31, 2023, respectively	12,501	12,306
Additional paid-in capital	29,612,960	26,113,250
Accumulated deficit	(29,824,798)	(24,176,091)
Total stockholders’ equity (deficit)	$(199,337)	$1,949,465
Total liabilities and stockholders’ deficit:	$2,696,645	$4,078,302

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	1,982,252	1,699,174	6,407,818	3,124,653
Total revenue	$1,982,252	$1,699,174	$6,407,818	$3,124,653
Operating expenses
General and administrative	6,535,287	175,740	7,508,575	518,746
Media traffic purchase	960,567	979,000	4,576,586	1,580,172
Amortization and depreciation	-	54,444	-	163,333
Total operating expenses	7,495,854	1,209,184	12,085,161	2,262,251
Operating income (loss)	(5,513,602)	489,990	(5,677,343)	862,402
Other income (expense):
Interest expense	(15,875)	-	(22,354)	-
Total other income (expense)	(15,875)	-	(22,354)	-
Income (loss) before provision for income taxes	(5,529,477)	489,990	(5,699,697)	862,402
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	$(5,529,477)	$489,990	$(5,699,697)	$862,402
Net loss per common share, basic and diluted	(0.04)	0.00	(0.05)	0.01
Weighted average number of common shares outstanding basic and diluted	124,813,762	115,847,349	123,648,121	115,847,349

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, Restated)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Three months ended September 30, 2023
Balance - June 30, 2023	115,847,349	$11,585	$16,729,343	$(17,708,183)	$(967,255)

Balance September 30, 2023
Net loss	-	-	-	489,990	489,990
Balance - September 30, 2023	115,847,349	$11,585	$16,729,343	$(17,218,193)	$(477,265)
Three months ended September 30, 2024
Balance - June 30, 2024	123,052,349	$12,306	$24,051,655	$(24,295,321)	$(231,360)
Shares issued for services valued at $3.01	850,000	85	2,558,415	-	2,558,500
Shares issued for services valued at $2.73	1,100,000	110	3,002,890	-	3,003,000
Net loss	-	-	-	(5,529,477)	(5,529,477)
Balance -September 30, 2024	125,002,349	$12,501	$29,612,960	$(29,824,798)	$(199,337)

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, Restated)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Nine months ended September 30, 2023
Balance - December 31, 2022	115,847,349	$11,585	$16,729,343	$(18,080,595)	$(1,339,667)

Balance September 30, 2023
Net loss	-	-	-	862,402	862,402
Balance - September 30, 2023	115,847,349	$11,585	$16,729,343	$(17,218,193)	$(477,265)
Nine months ended September 30, 2024
Balance - December 31, 2023	123,052,349	$12,306	$24,051,655	$(24,125,101)	$(61,140)
Shares issued for services valued at $3.01	850,000	85	2,558,415	-	2,558,500
Shares issued for services valued at $2.73	1,100,000	110	3,002,890	-	3,003,000
Net loss	-	-	-	(5,699,697)	(5,699,697)
Balance -September 30, 2024	125,002,349	$12,501	$29,612,960	$(29,824,798)	$(199,337)

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended
	September 30, 2024 (Unaudited)	September 30, 2023 (Unaudited)
Cash Flows from operating activities:
Net loss	$(5,699,697)	$862,402
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	5,561,500	-
Depreciation expense	-	163,333
Changes in operating assets and liabilities:
Accounts receivable	(192,195)	(724,073)
Deferred revenue	(150,000)	-
Payroll liabilities	259,500	289,500
Accounts payable and accrued expenses	21,878	(14,513)
Accounts payable - related party	(86,587)	(59,852)
Accrued interest	22,354	-
Original issuance discount	(60,000)	-
Net Cash used in operating activities	$(323,247)	$516,797
Cash flow from investing activities:
Net Cash provided by investing activities	$-	$-
Cash flow from financing activities:
Funds from convertible note(s)	300,000	-
Funds from promissory note	400,000	-
Net Cash Provided by financing activities	$700,000	$-
Net change in Cash and cash equivalents for the year	376,754	516,797
Cash and cash equivalents at the beginning of the year	472,509	38,506
Cash and cash equivalents at the end of the year	$849,263	$555,303

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

The Company’s year-end is December 31.

Current Operations

From September 28, 2021, the Company operates at the junction of digital marketing and media monetization. We enable market awareness of companies and brands by providing best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC7319) and businesses in various industries seeking to market their products and services using our platform, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, mainly the US and Canada. For the fiscal year ending December 31, 2023, we had nineteen (19) customers, primarily from North America, compared to seven (7) customers for the fiscal year ending December 31, 2022. The top three customers represent 73% and 92% of revenue for the fiscal year ending December 31, 2023, and 2022. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. Such customers advertise with media through us and engage in media buying services such as online traffic from the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

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

Reverse Acquisition

The table below represents EvaMedia’s Goodwill recorded based on management’s preliminary assessment of the Acquisition Date fair value of the assets acquired and liabilities assumed:

The Company’s Balance Sheet as of September 28, 2021:

Description	Book Value, $
Cash (+)	$932
Accounts payable (-)	50,000
Due to related party (-)	6,841
Net assets (A)	$(55,909)
Company share (B)	977,348
Share price (C)	$2.00
Consideration or purchase price (D) = (B) X (C)	1,954,697
Goodwill (D) – (A)	$2,010,606

We have determined the method of accounting for the reverse acquisition guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations (“ASC 805”).

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Restatement

Reverse Capitalization

After SEC’s order on BF Borgers CPA in May 2024, the Company reevaluated the significant transaction as reverse capitalization instead of a reverse acquisition. On September 28, 2021 (the ‘Acquisition Date’), the Company entered a reverse capitalization transaction (Acquisition) with EvaMedia Corp. (EvaMedia). As per SEC 7050 – Reverse Mergers, A reverse recapitalization is a transaction in which a shell company (as defined in Exchange Act Rule 12b-2) issues its equity interests to effect the acquisition of an operating company. Reverse recapitalization is accounted for as a capital transaction equivalent to the operating company (i.e., the accounting acquirer, EvaMedia) issuing its equity for the net assets of the shell company (the Company), followed by recapitalization. A reverse recapitalization is not accounted for as a business combination because the shell company is not a business. Since reverse recapitalization is not accounted for as a business combination, no goodwill would be recorded because of the reverse recapitalization transaction. Therefore, we have eliminated goodwill of $2,010,606 as of September 30, 2023. Rather, any excess of the fair value of the shares issued by the operating company over the value of the net monetary assets of the shell company is recognized as a reduction to equity. In a reverse recapitalization, the legal acquirer/issuer is a shell company, the Company.

The information in the following table shows the effect of the restatement on each affected financial statement line item:

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

As previously reported	No. of shares	Value	Addition paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Three months ended September 30, 2023
Balance - June 30, 2023	115,847,349	$11,585	$18,790,939	$(17,759,175)	$1,043,349

Restated
Three months ended September 30, 2023
Balance - June 30, 2023	115,847,349	$11,585	$16,729,343	$(17,708,183)	$(967,255)

Effects of change
Three months ended September 30, 2023
Balance - June 30, 2023	-	$-	$2,061,596	$(50,992)	$2,010,604

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

As previously reported	No. of shares	Value	Addition paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Nine months ended September 30, 2023
Balance - December 31, 2022	115,847,349	$11,585	$18,790,939	$(18,131,587)	$670,937

Restated
Nine months ended September 30, 2023
Balance - December 31, 2022	115,847,349	$11,585	$16,729,343	$(18,080,595)	$(1,339,667)

Effects of change	No. of shares	Value	Addition paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Nine months ended September 30, 2023
Balance - December 31, 2022	-	$-	$2,061,596	$(50,992)	$2,010,604

SCHEDULE OF BREAKDOWN OF EFFECTS OF CHANGE

Breakdown of effects of change
Reverse recapitalization adjustment for goodwill	$(2,010,606)
Reverse recapitalization adjustment in APIC	$(50,990)
Change in Additional paid in capital	$(2,061,596)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes represent the Company’s management, responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects. We have applied them consistently to prepare the accompanying financial statements.

The results for the three and nine months ended September 30, 2024, and 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 10, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include Cash on hand, deposits at banking institutions, and all highly liquid short-term investments with original maturities of 90 days or less. The Company had a cash balance of $849,263 and $472,509 as of September 30, 2024, and December 31, 2023.

Accounts Receivable

Accounts Receivable primarily represent the amount due from six (6) customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 45 terms or n/45, where the payment is due in full 45 days after the invoice’s date. The Company bases the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At September 30, 2024, and December 31, 2023, the management determined that the allowance for doubtful accounts was $1,203,173 and $624,898, respectively. The bad debt expense for the nine months ended September 30, 2024, and 2023 was $583,338 and $27,437, respectively.

Office Lease

Effective May 21, 2020, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a need-only basis. The new lease is $229 per month, included in the General and Administrative expenses. For the nine months ending September 30, 2024, and 2023, the office’s rent payment was $2,061 and $2,061, included in the General and administrative expenses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Our typical customers are advertising agencies classified under SIC7319, which advertise with media but perform no creative services (media buying services such as online traffic from EvaMedia). We also deal with businesses (as described under NAICS 541810) organized to provide a full range of services (i.e., through in-house capabilities or subcontracting), including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., advertising).

The Company earns revenues from advertisers by signing purchase or the insertion orders based on Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less, Version 3.0, as defined in 4’s/IAB. Such terms and conditions are intended to offer media companies and advertising agencies an acceptable standard for conducting business for both parties. When incorporated into an insertion order, this protocol represents the Company and its customers’ shared understanding of doing business. The Company may also sign additional documents to cover sponsorships and other arrangements involving content association, integration, and special production. The Company considers an insertion order with its customers, a binding contract with the customer, or other similar documentation reflecting the terms and conditions under which it provides products or services. As a result, the Company considers the insertion order persuasive evidence of an arrangement. Each insertion is specific to the customer, defines each party’s fee schedule, duties, and responsibilities, and is governed by 4’s/IAB Version 3.0 for renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such contract.

The Company adopted ASU 2014-09 Revenue for insertion/purchase orders, or contract(s) (from now known as ‘contracts’) received from customers.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of Cash. The Company places its Cash with a major banking institution. The Company did not have cash balances over the Federal Deposit Insurance Corporation limit on September 30, 2024.

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

The Company also capitalizes on costs incurred in website application and infrastructure development; we account for such costs following ASC 350-50. The Company estimates the useful life of the Website to be three (3) years.

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2024, and December 31, 2023, the Company had 123,648,121 and 116,735,198 basic and dilutive shares issued and outstanding, respectively. Common stock equivalents were anti-dilutive during the nine months ending September 30, 2024, due to a net loss of $5,699,697. As a result, common equivalent shares are excluded from the computation since their effect is anti-dilutive. Common stock equivalents were dilutive during the nine months ending September 30, 2023, due to a net income of $862,402.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company has prepared consolidated financial statements on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. The Company has started generating revenues and growing its operations with limited capital. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months after issuing these consolidated financial statements. The continuation of the Company as a going concern depends on financial support from its stockholders and its ability to obtain necessary equity financing to continue operations.

The accumulated deficit on September 30, 2024, and December 31, 2023, was $29,824,798 and $24,176,091, respectively.

During the nine months ending September 30, 2024, and 2023, the Company incurred a net loss of $5,699,697 and a net income of $862,402. The working capital surplus and deficit as of September 30, 2024, and December 31, 2023, were $140,663 and $61,141.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of September 30, 2024, and December 31, 2023, the Company had $849,263 and $472,509 cash. The Company believes that future cash flows may not be sufficient to meet its debt obligations as they become due in the ordinary course of business for the foreseeable future. The Company continues to experience negative cash flow from operations and the ongoing requirement for substantial additional capital investment to develop its Eva Platform. The Company must raise additional capital to accomplish its growth plan over twelve to twenty-four months. The Company expects to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

The Company’s ability to continue as a going concern may depend on the success of management’s plans. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and liabilities that might be necessary if the Company cannot continue as a going concern.

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

NOTE 4 – CAPITALIZED WEBSITE AND SOFTWARE DEVELOPMENT COSTS

During the three months ending September 30, 2024, and 2023, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

The unamortized balance of capitalized software on September 30, 2024, was $0.

At December 31, 2023, the gross capitalized software asset and the accumulated software amortization expenses were $778,783 and $778,783, respectively. As a result, the unamortized balance of capitalized software on December 31, 2023 was $0.

The Company has estimated aggregate amortization expenses for each of the five succeeding fiscal years based on the estimated software asset’s lifespan of three (3) years.

NOTE 5 – RELATED PARTY TRANSACTIONS

Payroll Liabilities – Related Party

The payroll liabilities - related are all attributed to unpaid salaries of officers and related parties. As of September 30, 2024, and December 31, 2023, payroll liabilities – related parties were $2,043,128 and $1,783,628.

Accounts Payable and Accrued Liabilities – Related Party

Mr. Boulette, CEO of the Company, occasionally provides funding for the Company’s working capital. As of September 30, 2024, and December 31, 2023, the accounts payable—related parties were $0 and $86,587, respectively.

Media Traffic Purchase – Related Party

Hottest Media LLC (“Hottest”) is authorized to act as the Company’s agent in purchasing materials and services required to produce advertising on the Company’s behalf. For the nine months ended September 30, 2024, and 2023, Hottest has been the sole entity to buy media for the Company. Consequently, Hottest has a significant influence on the Company by virtue of its position and relationship, involvement, transactions, or contractual arrangements. During the nine months ended September 30, 2024, and 2023, the Company spent $4,576,586 and $1,580,172 on buying media traffic.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

As of September 28, 2021, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a needs-only basis. The new lease payment is $229 per month, included in the General and Administrative expenses. For the nine months ending September 30, 2024, and 2023, the office’s rent payment was $2,061 and $2,061, included in the General and administrative expenses.

Employment Agreement

The Company has entered into a formalized employment agreement with its Chief Executive Officer (“CEO”) – David Boulette. The CEO’s annual salary is $360,000 per annum. The Company accrues compensation payable to the CEO in Accounts Payable and accrued expenses.

Pending Litigation

Management is unaware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting the assets or affiliates of the Company.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.0001 per share, of which 125,002,349 are issued and outstanding as of September 30, 2024.

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

In July 2024, the Company issued 100,000 shares to a consultant valued at $301,000.

In July 2024, the Company issued 750,000 shares to a consultant valued at $2,257,000.

In July 2024, the Company issued 100,000 shares to directors valued at $273,000.

In July 2024, the Company issued 1,000,000 shares to its CEO valued at $2,730,000.

NOTE 8 – WARRANT

In December 2023, the Company sold 5,000 units (common stock plus warrants) for financing valued at $10,000. The Company sold the common stock at $2 per share with full warrant coverage, an exercise price of $2, and a term of one year. The Company issued the securities with a restrictive legend. The warrants are not exercised.

Information About the Warrants Outstanding on September 30, 2024:

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

NOTE 9 – DEBT FINANCING

In April 2024, the Company secured financing of a $200,000 convertible note from an investor, with a purchase price of $170,000. As of the reporting date, $170,000 of this amount has been received. The note carries a term of nine months and accrues interest at a rate of 12.50%. This financial arrangement provides the company with additional capital to support ongoing and future operations.

In May 2024, the Company secured financing of a $100,000 convertible note from an investor, with a purchase price of $70,000. As of the reporting date, $70,000 of this amount has been received. The note carries a term of nine months and accrues interest at a rate of 12.50%. This financial arrangement provides the company with additional capital to support ongoing and future operations.

In June 2024, the Company secured financing of a $500,000 note from an investor. As of the reporting date, $500,000 of this amount has been received. The note carries a term of thirty-nine months and accrues interest at a rate of 6.00%. The Company paid back $100,000 in August 2024; as a result, the current outstanding principal balance is $400,000.

This financial arrangement provides the company with additional capital to support ongoing and future operations.

NOTE 10 – OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 11 – SUBSEQUENT EVENTS

In October 2024, the Company issued 161,859 shares valued at $1.30 to settle a $200,000 convertible note and all accrued interest associated with the note.

In October 2024, the Company issued 80,529 shares valued at $1.30 to settle a $100,000 convertible note and all accrued interest associated with the note.

In October 2024, the Company issued 92,308 shares valued at $1.30 to settle $120,000 accounts payable associated with the consulting agreement.

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

For the three months ending September 30, 2024, we had nine (9) customers, primarily from North America, compared to seven (7) customers for the previous period ending September 30, 2023. The top three customers represent over 83% and 70% of revenue for the three months ending September 30, 2024, and 2023. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. Such customers advertise with media through us and engage in media buying services such as online traffic from the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

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

Recent Significant Transaction

EvaMedia Corp. Acquisition (Reverse Acquisition)

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

We consider the Acquisition a reverse acquisition; therefore, the purchase consideration is the Company’s fair value as of September 28, 2021. The number of shares issued and outstanding for the Company just before the Acquisition Date was 977,348, with a market price of $2.000 quoted on the OTC Bulletin Board under the trading symbol GOAI. We estimated the purchase price and the book value or net financial liability of the Company to be $1,954,697 and $55,909. As a result, we recorded Goodwill as the difference between the purchase price and book value, $2,010,606. The Company carried out the Goodwill Impairment Analysis as of December 31, 2021, where the carrying value of Goodwill as of December 31, 2021, is $2,010,606 (See Reverse Capitalization). The fair market value of the implied Goodwill is approximately $37,772,765, which is higher than the carrying value, and thus, the Company did not record any impairment as of December 31, 2023. Factors that might lead a company to perform more frequent impairment tests include economic downturns, poor operational results, lower market capitalization, or other market and industry changes that could reduce the fair value of the reporting units or the intangible assets. We opted not to perform impairment tests as such factors do not impact our business during the three months ended September 30, 2024.

Reverse Capitalization

After SEC’s order on BF Borgers CPA in May 2024, the Company reevaluated the significant transaction as reverse capitalization instead of a reverse acquisition. On September 28, 2021 (the ‘Acquisition Date’), the Company entered a reverse capitalization transaction (Acquisition) with EvaMedia Corp. (‘EvaMedia). As per SEC 7050 – Reverse Mergers, A reverse recapitalization is a transaction in which a shell company (as defined in Exchange Act Rule 12b-2) issues its equity interests to effect the acquisition of an operating company. Reverse recapitalization is accounted for as a capital transaction equivalent to the operating company (i.e., the accounting acquirer, EvaMedia) issuing its equity for the net assets of the shell company (the Company) followed by a recapitalization. A reverse recapitalization is not accounted for as a business combination because the shell company is not a business. Since a reverse recapitalization is not accounted for as a business combination, there would not be any goodwill recorded because of the reverse recapitalization transaction. Therefore, we have eliminated goodwill of $2,010,606 as of September 30, 2024. Rather, any excess of the fair value of the shares issued by the operating company over the value of the net monetary assets of the shell company is recognized as a reduction to equity. In a reverse recapitalization the legal acquirer/issuer is a shell company, the Company.

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

Financial Conditions at September 30, 2024, and December 31, 2023

At September 30, 2024, and December 31, 2023, the Company had $849,263 and $472,509 cash to execute its business plan. At September 30, 2024, and December 31, 2023, the Company had accumulated a deficit of $29,824,798 and $24,176,091. The Company had a working capital surplus and deficit of $140,663 and $61,141 on September 30, 2024, and December 31, 2023.

RESULTS OF OPERATIONS

Three Months Ending from September 30, 2024, and 2023

At present, we generate all revenues from the principal-based model. The Company generated revenues of $1,982,252 and $1,699,174 for the three months ended September 30, 2024, and 2023. The number of customers for the three months ending September 30, 2024, and 2023 were six (6) over the period ending September 30, 2024, and 2023. Additionally, this increase in revenue was further bolstered by the larger size of the contracts secured during the three months concluding on September 30, 2024. The Company incurred a net loss and net income of $5,529,477 and $489,990 in the three months ended September 30, 2024, and 2023.

During the three months ended September 30, 2024, and 2023, the Company incurred general & administrative costs (“G and A”) of $6,535,287 and $175,740, representing 329.69% and 10.34% of the respective quarterly revenue. The increase in G and A expenses was due to share based compensation to the Company’s officer, directors, consultant, and financial advisor. The Company issued 1,950,000 shares valued at $5,561,501.

During the three months ended September 30, 2024, and 2023, the Company spent $960,567 and $979,000 in buying media traffic, representing 48.46% and 57.62% of respective quarterly revenue. During the three months ended September 30, 2024, and 2023, the amortization and depreciation expenses were $0 and $54,444.

The Company’s rent expenses were $687 and $687 for the three months ended September 30, 2024, and 2023, respectively. The rent expenses are included in the “G and A”.

Nine months Ending from September 30, 2024, and 2023

At present, we generate all revenues from the principal-based model. The Company generated revenues of $6,407,818 and $3,124,653 for the nine months ended September 30, 2024, and 2023. The number of customers for the nine months ending September 30, 2024, was six (6). The rise in revenues was bolstered by the larger size of the contracts secured during the nine months concluding on September 30, 2024. The Company incurred a net loss and net income of $5,699,697 and $862,402 in the nine months ended September 30, 2024, and 2023.

During the nine months ended September 30, 2024, and 2023, the Company incurred general & administrative costs (“G and A”) of $7,508,575 and $518,746, representing 117.18% and 16.60% of the respective quarterly revenue. The increase in G and A expenses was due to share based compensation to the Company’s officer, directors, consultant, and financial advisor. The Company issued 1,950,000 shares valued at $5,561,501.

During the nine months ended September 30, 2024, and 2023, the Company spent $4,576,586 and $1,580,172 in buying media traffic, representing 71.42% and 50.57% of respective quarterly revenue. The increase in media traffic was due to service the increase in revenues for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, and 2023, the amortization and depreciation expenses were $0 and $163,333.

The Company’s rent expenses were $2,061 and $2,061 for the nine months ended September 30, 2024, and 2023, respectively. The rent expenses are included in the “G and A”.

Reconciliation of Net Income (GAAP) to EBITDA (Non-GAAP):

The table below reconciles our net income, the closest comparable GAAP measure, to EBITDA.

	Nine months Ended
Description	September 30, 2024	September 30, 2023
Net income (GAAP Measure)	$(5,699,697)	862,402
Add: Interest expense	22,354	-
Add: Taxes	-	-
Add: Amortization & Depreciation	-	163,333
Add: Goodwill impairment	-	-
EBITDA (Non-GAAP Measure)	$(5,677,343)	1,025,735

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2024, and December 31, 2023, the Company had $849,263 and 472,509 cash to execute its business plan. At September 30, 2024, and December 31, 2023, the Company had accumulated a deficit of $29,824,798 and $24,176,091. The Company had a working capital surplus and deficit of $140,663 and $61,141 on September 30, 2024, and December 31, 2023.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following September 30, 2024. The Company had not generated significant revenues or cash flow from operations in the past and for the three months ended September 30, 2024. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising significant additional capital to accomplish its growth plan over twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

GOING CONCERN CONSIDERATION

We have yet to generate significant revenues and cash flow from operations to cover our ongoing expenses. As of September 30, 2024, the Company had an accumulated deficit of $29,824,798. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2023, and 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management has considered various factors in evaluating the Company’s sustainability and the ability to manage obligations due within a year. Management has considered general economic conditions, key industry metrics, operating results, capital expenditure, commitments, future obligations, and liquidity. If there is a delay in generating significant revenues by December 31, 2023, the Company will require capital infusion from new and existing investors, streamlining operating costs, and evaluating new business strategies to enhance cash flow from operations.

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

JOBS ACT ACCOUNTING ELECTION

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. As an emerging growth company, we have applied for an exemption; as a result, the Company may delay the adoption of certain accounting standards until the standards apply to private companies.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended September 30, 2024, and 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company issued 1,950,000 shares valued at $5,561,501 as share-based compensation to the Company’s officer, director, consultant, and financial advisor.

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

EVA LIVE INC.

Date: November 19, 2024	/s/ David Boulette
David Boulette, President and CEO (Principal Executive Officer)

Date: November 19, 2024	/s/ David Boulette
David Boulette, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

