Form 10-K
period 2024-12-31
Eva Live Inc
filed 2025-04-14
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of December 31, 2024, of $4.24 per share, the last business day of the registrant’s most recently completed fourth quarter, was approximately $531,546,485.

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at April 14, 2025, was 125,364,737.

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

DESCRIPTION OF BUSINESS

Background

Eva Live Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 27, 2002, as International Pit Boss Gaming, Inc. On October 1, 2002, the Company merged with Pro Roads Systems, Inc. (a Florida corporation), a public shell company traded on the pink sheets. Pro Roads Systems, Inc. had no operations before the merger. The purpose of the merger was to change the Company’s domicile from Florida to Nevada. From its inception to 2006, the Company designed and developed software for the gaming industry. The Company changed its name on February 14, 2006, to Logo Industries Corporation and, on November 18, 2008, to Malwin Ventures Inc. On February 11, 2014, the Company announced negotiations with Impact Future Media LLC, and their President/Founder, Francois Garcia, acquired 100% of Impact Future Media LLC and its media and entertainment assets. The Company announced the closing of this transaction on March 25, 2014. From March 2014 to September 28, 2021, the Company was involved in the entertainment, publishing, and interactive industries.

The Company’s year-end is December 31.

Current Operations

We execute our business through the Eva Platform based on Artificial Intelligence, or AI, to match advertising campaigns to specific ad spots one at a time. Our system creates conversion mapping tables that allow us to increase conversion rates by analyzing those trends with optimized historical conversion rates and further capitalizing on and improving those rates. We leverage “big data,” an accumulation of data that is too large and complex for traditional database management tools to process. Since more companies are attempting to leverage big data to make strategic business decisions, we have built automated tools that analyze the data and feed the relevant information into our decision logic. We have designed our solution to optimize brand campaigns to create brand awareness and direct response campaigns with a fixed conversion point.

Since September 28, 2021, the Company has operated at the junction of digital marketing and media monetization. We enable market awareness of companies and brands by providing best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC7319) and businesses in various industries seeking to market their products and services using our platform, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, mainly the US and Canada. For the fiscal year ending December 31, 2024, we had six (6) customers, primarily from North America, compared to seven (7) customers for the fiscal year ending December 31, 2023. The top three customers represent 85% and 93% of revenue for the fiscal year ending December 31, 2024, and 2023, respectively. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. These clients utilize our platform to advertise with media outlets and participate in media buying services, including acquiring online traffic through the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

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

The Company earns revenues from advertisers by signing purchase or insertion orders based on Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less, Version 3.0, as defined in 4’s/IAB. We intend to offer media companies and advertising agencies a standard for conducting business that is acceptable to both parties based on such terms and conditions. When incorporated into an insertion order, this protocol represents the Company and its customers’ shared understanding of doing business. The Company may also sign additional documents to cover sponsorships and other arrangements involving content association, integration, and special production. The Company considers an insertion order with its customers a binding contract with the customer or other similar documentation reflecting the terms and conditions under which it provides products or services. As a result, the Company considers the insertion order persuasive evidence of an arrangement. Each insertion is specific to the customer, defines each party’s fee schedule, duties, and responsibilities, and is governed by 4’s/IAB Version 3.0 for renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such contract.

We sign the Interactive Advertising Bureau (IAB) and the American Association of Advertising Agencies (4As) standard terms and conditions for internet advertising for media buys one year or less. We execute an Insertion Order (IO) with our customers, a formal, contractual document used in advertising. It outlines the specifics of an advertising campaign a client has agreed to run with an advertising sales agency or a publisher. It serves as a purchase order but for media space or time slots, and its primary function is to specify the obligations of all parties involved. We comply with the IO, including all Ad placement restrictions, and provide Ads to the Site specified on the IO when an Internet user visits such a Site. We sent the initial invoice upon completion of the first month’s delivery or within 30 days of completion of the IO, whichever is earlier. Our customers will make payment 30 days from receipt of the invoice or as otherwise stated in a payment schedule set forth on the IO. We hold customers liable for payments solely to the extent proceeds have cleared from Advertiser to Agency for Ads placed following the IO. We provide reports at least as often as weekly, either electronically or in writing, unless otherwise specified on the IO. Our customers may cancel the entire IO, or any portion thereof, as follows:

●	With 14 days prior written notice to us, without penalty, for any guaranteed Deliverable, including, but not limited to, CPM (cost per thousand impressions) Deliverables.
●	With seven (7) days prior written notice to us, without penalty, for any non-guaranteed Deliverable, including, but not limited to, CPC (cost per clicks) Deliverables, CPL (cost per leads) Deliverables, or CPA (cost per acquisition) Deliverables, as well as some non-guaranteed CPM Deliverables.
●	With 30 days prior written notice to us, without penalty, for any flat fee-based or fixed-placement Deliverables.
●	Either party may terminate an IO at any time if the other party is in material breach of its obligations hereunder, which breach is not cured within ten days after receipt of written notice thereof from the non-breaching party.

Our contract includes other standard terms and conditions, including but not limited to force majeure, indemnification, limitation of liability, non-disclosure, data usage and ownership, privacy and laws, third-party ad serving and tracking (applicable if third-party ad server is used), and other legally binding clauses.

We execute our business through the Eva Platform based on Artificial Intelligence, or AI, to match advertising campaigns to specific ad spots one at a time. Our system creates conversion mapping tables that allow us to increase conversion rates by analyzing those trends with optimized historical conversion rates and further capitalizing on and improving those rates. We leverage “big data,” an accumulation of data that is too large and complex for traditional database management tools to process. Since more companies are attempting to leverage big data to make strategic business decisions, we have built automated tools that analyze the data and feed the relevant information into our decision logic. We have designed our solution to optimize brand campaigns to create awareness and direct response campaigns with a fixed conversion point.

The Company also owns the Eva XML Platform, which buys traffic from various sources and sells that traffic to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds. The Eval XML Platform manages the entire ad buying/selling process by integrating into Google, Microsoft, Taboola, Revcontent, Gemini, and Facebook. It allows thousands of ads to be created with the push of a button. The Eva XML Platform manages the spending depending on the performance of keywords in the ad campaign to maximize the arbitrage revenue.

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

Reverse Capitalization

On September 28, 2021 (the ‘Acquisition Date’), the Company merged into EvaMedia Corp. (‘EvaMedia). Upon completion of the reverse merger, the Company acquired all issued and outstanding shares of EvaMedia’s capital stock. As a result, the Company issued 110,192,177 shares of the Company’s common stock to shareholders of EvaMedia, and immediately following the Acquisition, 111,169,525 shares of common stock were issued and outstanding. As a result, EvaMedia’s shareholders control 99.12% of the issued and outstanding shares of the Company on a fully diluted basis. Following the Acquisition, David Boulette of EvaMedia became the company’s CEO, director, and controlling shareholder. He appointed two additional board members from EvaMedia, Phil Aspin and Darly Walser. Terry Fields remained the only board member of the company.

We determine EvaMedia an accounting acquirer based on the following facts: (i) after the reverse merger, former shareholders of EvaMedia held a majority of the voting interest of the combined company; (ii) former Board of Directors of EvaMedia possess majority control of the Board of Directors of the combined company; (iii) members of the management of EvaMedia are responsible for the management of the combined company. As such, we have treated the financial statements of EvaMedia as the historical financial statements of the combined company, and (iv) EvaMedia’s relative size, measured in assets and revenues, is significantly larger than that of the Company.

We have identified the Company as the legal acquirer, as it is the entity that issued securities. Comparatively, we have identified EvaMedia as the legal acquiree, the entity whose equity interests are acquired.

After the SEC’s order on BF Borgers CPA in May 2024, the Company reevaluated the significant transaction as reverse capitalization instead of a reverse acquisition. On September 28, 2021 (the ‘Acquisition Date’), the Company entered a reverse capitalization transaction (Acquisition) with EvaMedia Corp. (EvaMedia). As per SEC 7050 – Reverse Mergers, A reverse recapitalization is a transaction in which a shell company (as defined in Exchange Act Rule 12b-2) issues its equity interests to effect the acquisition of an operating company. Reverse recapitalization is accounted for as a capital transaction equivalent to the operating company (i.e., the accounting acquirer, EvaMedia) issuing its equity for the net assets of the shell company (the Company), followed by recapitalization. A reverse recapitalization is not accounted for as a business combination because the shell company is not a business. Since reverse recapitalization is not accounted for as a business combination, no goodwill would be recorded because of the reverse recapitalization transaction. Therefore, we have eliminated goodwill of $2,010,606 as of December 31, 2024. Rather, any excess of the fair value of the shares issued by the operating company over the value of the net monetary assets of the shell company is recognized as a reduction to equity. In a reverse recapitalization, the legal acquirer/issuer is a shell company, the Company.

AdFlare Acquisition

On July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 500,000 shares of the Company’s restricted common stock valued at $1,500,000 using the discounted cash flow methodology. Mr. Phil Aspin, co-founder of AdFlare, has served as a member of the Company’s Board of Directors since September 28, 2021. The Company carried out the Goodwill Impairment Analysis as of December 31, 2022, where the carrying value of Goodwill as of December 31, 2022, is $1,500,000. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus, the impairment as of December 31, 2022, is $1,500,000.

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

Our Revenue Model

We can generate revenues as a principal-based or an agency-based service provider. At present, we generate revenues on a principal-based model.

Under the principal-based agency, the Company takes the principal position in the contract. The Company uses its Eva Platform to buy media (advertising inventory) directly from the media sellers. The Company repackages the advertising inventory for sale to clients. The Company also performs other advertising and branding work for the client, such as developing a landing page, website, widget design, banner design, and so on. The Company receives the Ad Spend or a marketing budget from the client to perform such services. In some instances, these services are performed non-disclosed, meaning the client does not know what the Company paid for the media space, time, or development. The Company recognizes the total Ad Spend of the client as its revenue.

Under the agency-based model, the Company acts as an agent of the client and negotiates deals with media sellers. The client is responsible for paying the media sellers directly or for paying the Company, which then pays the media sellers on behalf of the client. Under the agency-based model, the Company earns revenue by charging clients a platform fee based on a percentage of a client’s total spend (Ad Spend) on the purchase of advertising from the Advertising Inventory Supplier (seller). We keep a portion of that advertising spend as a fee and remit the remainder to the seller. The Company has no leverage to control the cost of the seller’s inventory before the client’s purchase. The platform fee we intend to charge clients is a percentage of their purchases through our platform, similar to a commission, and the platform fee is not contingent on the results of an advertising campaign.

We recognize revenue upon fulfilling our contractual obligations with a complete transaction, subject to satisfying all other revenue recognition criteria.

Business Strategy

Our team members have successfully run advertising campaigns for products and brands, ranging from consumer products to clothing items to automobiles. We provide a differentiated solution that is simple, powerful, scalable, and extensible across geographies, industry verticals, and display, mobile, social, and video digital advertising channels. We expect our Eva Platform to be fully automated, scalable, and cost-effective as it will allow us to run several campaigns simultaneously. As the number of campaigns grows, we scale up our technology and hardware rather than increasing our workforce. Consequently, we can grow operations cost-effectively as we acquire new clients if our platform’s demand and acceptance increase. We intend to expand our core business, increase market share, and improve profitability principally by deploying the following growth strategies:

●	Complete the integration of AI in the fiscal year ending December 31, 2023;

●	We intend to continue innovating in AI and machine learning technology to improve the Eva Platform and augment its features and functionalities.

●	We view big data as one of our critical competitive advantages. We will continue to invest resources in growing our data offerings, both from third-party providers and our proprietary data;

●	Ramp up paid customers through our digital and traditional marketing strategies;

●	Continue to enhance and promote our core proprietary Eva Platform and Eva XML Platform;

●	Future growth will depend on the timely development and successful distribution of our AdTech solutions by signing larger deals in the United States and globally.

●	Increase our software development capabilities to develop disruptive and next-generation machine learning and artificial intelligence-driven technologies to grow and retain our customer base;

●	Improving the share of current clients’ advertising budgets and ad spends as many of our present and potential clients spend a larger percentage of their advertising budgets on programmatic channels and

●	Grow customer base through accretive acquisitions, opportunistic investments, and beneficial partnerships.

Industry and Competitive Analysis

Our industry is extremely competitive and fragmented. The Company directly competes with other demand-side platforms (DSP) providers. DSP is a technology platform that enables advertisers and agencies to automate the purchasing of digital advertising inventory across multiple channels. By leveraging real-time bidding (RTB) and data-driven targeting, DSPs allow advertisers to reach specific audiences efficiently, optimizing ad campaigns for performance and cost-effectiveness.

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

The DSP market has experienced significant growth in recent years and is projected to continue its upward trajectory:

●	Fortune Business Insights projects the global DSP market to grow from $25.54 billion in 2023 to $114.51 billion by 2030, at a CAGR of 23.9% during the forecast period.

●	Contrive Datum Insights estimates the market size to reach $92.12 billion by 2029, exhibiting a CAGR of 23.7% from 2022 to 2029.

●	Allied Market Research forecasts the DSP system market to grow from $21 billion in 2022 to $228.4 billion by 2032, with a CAGR of 27.3%.

These projections underscore the robust expansion and increasing adoption of DSPs in the digital advertising landscape.

Key Drivers of Growth

Several factors contribute to the rapid growth of the DSP market:

Rise in Programmatic Advertising: The shift towards automated, data-driven ad buying has propelled the adoption of DSPs, enabling advertisers to manage and optimize campaigns in real time.

Advancements in AI and Machine Learning: Integration of AI technologies enhance targeting capabilities, bid optimization, and overall campaign performance, making DSPs more effective and attractive to advertisers.

Expansion of Digital Channels: The proliferation of digital platforms, including mobile apps, social media, and connected TV, has increased the demand for centralized platforms like DSPs to manage cross-channel advertising efforts.

Industry Trends and Developments

The DSP landscape is continually evolving, with notable trends shaping its future:

Consolidation and Mergers: The industry has seen significant mergers and acquisitions, such as the merger of Omnicom Group and Interpublic Group, forming the largest advertising company focused on leveraging data, technology, and AI.

Expansion of Services: Companies like Taboola are moving beyond traditional native advertising by launching new ad platforms, such as Realize, to capture additional market opportunities and compete with established DSPs.

Regulatory Scrutiny: Major players like Google are facing antitrust lawsuits over alleged monopolistic practices in the digital advertising market, highlighting the increasing regulatory focus on the industry.

Leading DSP Providers

Several companies have established themselves as leaders in the DSP market:

The Trade Desk: Recognized as the largest independent DSP, offering a self-service platform for advertisers to manage digital campaigns across various channels.

Amazon Advertising: Provides a DSP that allows advertisers to programmatically buy display, video, and audio ads both on and off Amazon.

Google Display & Video 360: Part of Google’s Marketing Platform, offering integrated tools for campaign management across display, video, TV, and more.

Adobe Advertising Cloud: Offers a DSP that integrates with other Adobe products, providing data-driven insights and cross-channel campaign management.

These platforms offer diverse features and integrations, catering to the varying needs of advertisers in the digital ecosystem.

In conclusion, the Demand-Side Platform market is poised for substantial growth, driven by technological advancements, the rise of programmatic advertising, and the expanding digital landscape. Advertisers are increasingly leveraging DSPs to enhance targeting precision, optimize ad spending, and achieve better campaign outcomes in an ever-evolving digital environment.

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

Phil Aspin, Director and CEO of AdFlare, and Daryl Walser, Director and Chief Marketing Officer, are not currently bound by any written agreements for any specific employment term or covenants not to compete. However, we may enter employment agreements with these people with appropriate non-competition provisions. Mr. Boulette, Mr. Aspin, and Mr. Walser devote 100%, 75%, and 75% of their time to the Company’s business.

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

ROUNDING ERROR

Due to rounding, numbers presented in the financial statements for the period ending December 31, 2024, and 2023, and throughout the report, may not add up precisely to the totals provided, and percentages may not reflect the absolute figures.

ITEM 1A.	RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECUIRTY

The Company recognizes that cybersecurity risks present a growing and evolving challenge. We are committed to protecting our systems, networks, and data from unauthorized access, disruption, or damage that could adversely affect our operations, customers, or stakeholders.

Cybersecurity Risk Management and Strategy

We have implemented a multi-layered cybersecurity program designed to identify, assess, and manage material risks related to information technology systems and data. Our approach includes:

●	Continuous monitoring of systems for vulnerabilities, unauthorized access, and threats;

●	Use of third-party security assessments and tools, including firewalls, endpoint detection and response (EDR), encryption, and secure cloud infrastructure.

●	Regular employee training on data security, phishing awareness, and incident response protocols;

●	A cybersecurity incident response plan that includes identification, containment, remediation, and notification procedures.

We align our cybersecurity controls with industry standards and frameworks, including principles derived from the NIST Cybersecurity Framework.

Impact of Cybersecurity Risks on Business

To date, the Company has not experienced a cybersecurity incident that has materially affected our operations, reputation, or financial performance. However, like other public companies, we remain exposed to cyber threats that may arise from internal or external sources. We continue to invest in technologies and partnerships to mitigate such risks and safeguard our digital assets.

Governance and Oversight

Board Oversight:

The Board of Directors, through the Audit Committee, has primary oversight of responsibility for cybersecurity risks. Cybersecurity matters are reviewed at least annually, or more frequently if needed, in connection with strategic planning and risk management discussions.

Management Oversight:

Our Compliance Officer leads day-to-day cybersecurity risk management in conjunction with third-party cybersecurity consultants. Our Compliance Officer oversees our cybersecurity protocols and is responsible for ensuring the effective execution of incident response and recovery processes. Reports regarding cybersecurity risk assessments, incidents (if any), and mitigation efforts are provided to the Board at regular intervals.

ITEM 2.	OPERATING LEASES

As of September 28, 2021, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a need-only basis. The lease payment is $229 per month, included in General and Administrative expenses. For the fiscal year ended December 31, 2024, and 2023, the office’s rent payment was $2,748 and $2,748, included in the General and administrative expenses.

ITEM 3.	LEGAL PROCEEDINGS

The Company discloses a loss contingency if there is at least a reasonable possibility of material loss. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable, and the amount can be reasonably estimated. When no best estimate is available, we reasonably estimate a range of losses; the Company records the minimum estimate as a liability. As additional information becomes available, the Company assesses the potential liability of pending legal proceedings, revises its estimates, and updates its disclosures accordingly. We record the Company’s legal costs associated with defending itself against expenses incurred. The Company is currently not involved in any litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

ADMISSION TO QUOTATION ON THE OTC BULLETIN BOARD AND OTC LINKS

Our common stock is quoted on the OTC Bulletin Board and/or OTC Link under the trading symbol GOAI. In the future, if our securities are not quoted on the OTC Bulletin Board and/or OTC Link, a security holder may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it (i) is not situated in a single location but operates through the communication of bids, offers, and confirmations between broker-dealers, and (ii) securities admitted to the quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

Quarterly Stock Performance:

Our common stock is traded on the OTC Bulletin Board under the ticker symbol OTCQB: GOAI.

The following table presents the high and low sale prices for our common stock for each quarter of the last fiscal year, as reported on the OTC Bulletin Board:

Fiscal	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	High	Low	High	Low	High	Low	High	Low
2024	$4.00	$0.90	$3.07	$1.11	$3.01	$1.30	$2.55	$1.00
2023	$3.10	$1.17	$3.10	$3.10	$3.10	$1.19	$1.55	$1.01

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

HOLDERS

As of the date of this prospectus, the Company had 125,364,737 shares of our common stock issued and outstanding held by 911 holders of record.

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

For the three months ending September 30, 2024, we had nine (9) customers, primarily from North America, compared to seven (7) customers for the previous period ending September 30, 2023. The top three customers represent over 83% and 70% of revenue for the three months ending September 30, 2024, and 2023. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. Such customers advertise with the media through us and engage in media buying services such as online traffic from the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

We execute our business through Eva Platform based on Artificial Intelligence, or AI, to match advertising campaigns to specific ad spots one at a time. Our system creates conversion mapping tables that allow us to increase conversion rates by analyzing those trends with optimized historical conversion rates and further capitalizing on and improving those rates. We leverage “big data,” an accumulation of data that is too large and complex for traditional database management tools to process. Since more companies are attempting to leverage big data to make strategic business decisions, we have built automated tools that analyze the data and feed the relevant information into our decision logic. We have designed our solution to optimize brand campaigns to create awareness and direct response campaigns with a fixed conversion point.

The Company also owns the Eva XML Platform, which buys traffic from various sources and sells that traffic to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds. The Eval XML Platform manages the entire ad buying/selling process by integrating into Google, Microsoft, Taboola, Revcontent, Gemini, and Facebook. As a result, we can create thousands of ads with the push of a button. The Eva XML Platform manages the spending depending on the performance of keywords in the ad campaign to maximize the arbitrage revenue.

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

Net margin: Net income (loss)/Total Revenue ×100

While these are important metrics for our business, specific performance indicators (KPIs) may vary depending on our current business model, strategic goals, and the specifics of its operations.

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

Financial Conditions at December 31, 2024, and December 31, 2023

At December 31, 2024, and December 31, 2023, the Company had $76,356 and $472,509 cash to execute its business plan. At December 31, 2024, and December 31, 2023, the Company had accumulated a deficit of $28,469,675 and $24,716,407. The working capital surplus and deficit as of December 31, 2024, and 2023 were $1,560,391 and $652,446.

RESULTS OF OPERATIONS

Fiscal Year Ending From December 31, 2024, and 2023

The Company has consolidated the income statements for the fiscal year ending December 31, 2024, and 2023. We derived all revenues from the principal-based model for the fiscal year ending December 31, 2024, and 2023. The Company generated revenues of $9,330,971 and $5,096,543 for the fiscal year ended December 31, 2024, and 2023. The increase in revenue was mainly due to an increase in clients’ spending for the fiscal year ended December 2023 to December 2024. The Company incurred a net loss of $3,753,268 and $6,610,119 during the fiscal year ended December 31, 2024, and 2023. The decrease in loss for the fiscal year ended December 31, 2024, was mainly due to a decrease in share-based expenses for the Company’s management.

During the fiscal year ended December 31, 2024, and 2023, the Company incurred general & administrative costs (“G and A”) of $7,484,914 and $8,678,441; the G and A expenses were 80.22% and 170.28% of the revenue. The decrease in G and A expenses for the fiscal year ended December 31, 2023, was mainly due to reduced share-based expenses for the Company’s management. During the fiscal year that ended December 31, 2024, and 2023, the Company spent $ 5,570,972 and $2,834,723 on buying media traffic. During the fiscal year ended December 31, 2024, and 2023, the media traffic expenses were 59.70% and 55.62% of the revenue. During the fiscal year ended December 31, 2024, and 2023, the amortization and depreciation expenses were $0 and $193,498.

For the fiscal year ended December 31, 2024, and 2023, the office’s rent payment was $2,748 and $2,748, included in the General and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2024, and December 31, 2023, the Company had $76,356 and $472,509 cash to execute its business plan. At December 31, 2024, and December 31, 2023, the Company had accumulated a deficit of $28,469,675 and $24,716,407. The working capital surplus and deficit as of December 31, 2024, and 2023 were $1,560,391 and $652,446.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2023. The Company had not generated significant revenues or cash flow from operations in the past fiscal year ended December 31, 2024. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising significant additional capital to accomplish its growth plan over twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

GOING CONCERN CONSIDERATION

As of December 31, 2024, the Company had an accumulated deficit of $28,469,67 and has not yet generated significant revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses. As a result, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2024, and 2023, expressing substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements include additional disclosures outlining the factors contributing to this assessment. They do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities, which may be necessary if the Company is unable to continue operations.

Management has evaluated the Company’s ability to meet its obligations over the next twelve months by considering a range of factors, including general economic conditions, key industry indicators, operating performance, capital expenditures, future commitments, and overall liquidity. If the Company is unable to generate sufficient revenues by December 31, 2024, we will require additional capital through funding from existing or new investors, further cost reductions, and strategic adjustments to improve operational cash flow.

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

JOBS ACT ACCOUNTING ELECTION

We are an “emerging growth company,” defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards after enacting the JOBS Act until those standards apply to private companies. We have applied for exemption as an emerging growth company; thus, the Company may delay adopting certain accounting standards until the standards apply to private companies.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We have not engaged in any off-balance sheet arrangements defined in Item 303(c) of SEC’s Regulation S-B. We had no relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

All financial statements required by this Item are presented beginning on Page F-20 and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 21, 2025, the Board of Directors of Eva Live Inc. approved the dismissal of Michael Gillespie & Associates, PLLC (“Gillespie”) as the Company’s independent registered public accounting firm. Gillespie had been engaged on May 5, 2024, but had not yet completed any audit reports for the Company.

The Company determined that it was in the best interest of the Company and its shareholders to make this change due to delays in the commencement of the audit and the auditor’s requests for documentation that the Company believes were beyond the customary scope necessary for the engagement.

On March 21, 2025, the Company engaged Olayinka Oyebola & Co. (“Olayinka”) as its independent registered public accounting firm for the fiscal year ending 2023 and 2024. The selection of Olayinka was based on its ability to meet the Company’s reporting requirements and its alignment with the Company’s needs. Olayinka is a member of the Public Company Accounting Oversight Board (PCAOB) in the United States and a member of the Canadian Public Accountability Board (CPAB) in Canada.

ITEM 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of consolidated financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors and

(3)	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business, identifying third-party professionals with whom to consult regarding complex accounting applications, and considering additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the internal controls and financial reporting process.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal year ended December 31, 2024, that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Name	Age	Position
David Boulette	43	President/CEO/CFO/Director
Phil Aspin	42	Director
Darly Walser	43	Director
Terry R. Fields	82	Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors meeting, following the annual meeting of stockholders, and until their successors have been elected and qualified.

David Boulette, Founder, President, CEO, and Director

Mr. Boulette has served as the Registrant’s director, Chief Executive Officer, and CFO since September 28, 2021. Mr. Boulette has vast expertise in computer technology. From January 2015 to the merger with the Company, Mr. Boulette was the founder and CEO of EvaMedia. He was primarily responsible for developing the Eva Platform. He is knowledgeable in a vast array of computer operating systems (such as Windows, Linux, Solaris, UNIX, Mac OS, Vista) and languages (such as C++, Java, JSP, Prolog, Oracle, DB2, Flash, Action Script to name just a few). He has over ten years of software development experience, extensive UML experience, and database design expertise using Oracle and SQL 2000/2005. Mr. Boulette received his BSC in Company Science in 2005 from WLU, Waterloo, Ontario. The Company believes Mr. Boulette is a suitable director due to his extensive technology experience.

Phil Aspin, Director

Phil Aspin has served as the director of the Registrant since September 28, 2021. Mr. Aspin is a dynamic, highly trained, and skilled business developer with a deep understanding of the online marketplace and online strategy and a flair for innovation. He has proven success in all previous roles, evidenced by a consistent record of generating revenue, achieving targets, advancing business objectives, and overseeing multi-million-dollar projects. Mr. Aspin has comprehensive experience working in fast-paced environments and possesses strong influencing skills at all senior business leader and stakeholder levels. Mr. Aspin is suited to be the director of the Company due to his experience in online marketing.

Daryl Walser, Director

Mr. Walser has served as the director of the Registrant since September 28, 2021. Mr. Walser has extensive operations and business development expertise in various public, government, and private sectors. He is an accomplished professional in digital media solutions, lean manufacturing, operations management, supply chain, inventory management, and logistics. From March 2019 to the present, Mr. Walser has worked as the Plant Manager at LafargeHolcim Group, Canada’s largest provider of sustainable construction materials and a global group member. In September 2002, Mr. Walser received his Diploma in logistics, materials, and supply chain management from Conestoga College, Kitchener, Ontario, Canada. Mr. Walser is suited to sit on the Board because of his long-term business experience and internet technology experience.

Terry R. Fields, Director

Terry Fields has served as the director of the Registrant since January 2009. Mr. Fields boasts an impressive career spanning more than four and a half decades as a legal professional in California. He has gained valuable experience and insight through his roles as an officer and director for multiple publicly traded companies across the United States and Canada. His wealth of knowledge is deeply rooted in corporate and securities law, further enhancing his professional credentials. Mr. Fields commenced his academic journey at the University of California, Los Angeles (UCLA), where he attained his undergraduate degree in Bachelor of Science. He subsequently pursued legal studies at the University of Loyola Law School in Los Angeles, earning his Juris Doctorate. With this solid educational foundation, Terry has made a significant impact in the legal field and continues to do so.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than one member. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of four (4) members. The four (4) directors are executive directors who do not qualify as independent directors following the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been, for at least three years, one of our employees and that neither the director nor any of his family members have had one of our employees with us for at least three years. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. However, the NASDAQ rules require such subjective determination. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us concerning our director’s business and personal activities and relationships as they may relate to us and our management.

AUDIT AND COMPENSATION COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the Board of Directors performs the functions that such committees would have performed. The Board of Directors has not established an audit committee, does not have an audit committee financial expert, and has the Board of Directors established a nominating committee. The Board believes such committees are unnecessary since the Company is an early start-up company with only two directors. To date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our three directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are unaware of any other conflicts of interest with our executive officers or directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter, or control person of our company has, during the last ten years, (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation concerning such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have yet to implement a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the board listens to stockholders’ views of directors and that the appropriate responses are timely. During the upcoming year, our board of directors will continue to monitor whether it would be appropriate to adopt such a process.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officer for the fiscal year ended December 31, 2024, and 2023:

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Period	($)	($)	($)	($)	($)	($)	($)	($)
David Boulette, CEO (1)	2023	216,000	-0-	7,070,000	-0-	-0-	-0-	-0-	7,286,000
	2024	360,000	-0-	2,730,000	-0-	-0-	-0-	-0-	3,090,000

(1)	Appointed CEO, CFO, President, and Director on September 28, 2021. Mr. Boulette’s annual salary is $360,000.

As of October 31, 2021, Mr. Boulette is accruing his salary. The Company gives salary compensation to key executives as employees of the Company; Mr. Boulette commits one hundred percent (100%) of his time to the Company. From January 2024, the Company is paying its CEO a monthly compensation of $30,000 per month, with increases each succeeding year should the agreement be approved annually by the Company. Mr. Boulette is an employee who is the CEO and CFO.

The Company issued 7,000,000 shares for services at the rate of $1.01 per share, based on the closing market price on November 16, 2023, to officers in lieu of services; David Boulette received 7,000,000 shares for employee services rendered to the Company.

The Company issued 1,000,000 shares for services at the rate of $2.73 per share, based on the closing market price on July 15, 2023, to officers in lieu of services; David Boulette received 1,000,000 shares for employee services rendered to the Company.

The Company further intends to provide these incentives based on meeting certain sales criteria, which the Board will review quarterly and annually. The Company still needs to formalize performance-based bonuses and other incentive agreements. The Company intends to pay each executive monthly at the beginning of the month.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal period ending December 31, 2024, or through the filing date of this prospectus.

EMPLOYMENT AGREEMENTS

The Company has signed an employment agreement with Mr. Boulette, who is the CEO and executive director.

INSIDER TRADING POLICY

The Company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities that applies to the Company and our officers and directors, as well as our employees that have regular access to material, nonpublic information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

DIRECTOR COMPENSATION

In the fiscal year ending December 31, 2024, the Company issued 100,000 shares for services at the rate of $2.73 per share, based on the closing market price on July 15, 2024, to directors in lieu of their services, Daryl Walser received 50,000 shares for services rendered to the Company as its Director valued at $136,500, and Phil Aspin received 50,000 shares for services rendered to the Company as its Director valued at $136,500.

In the fiscal year ending December 31, 2023, the Company issued 200,000 shares for services at the rate of $1.01 per share, based on the closing market price on November 16, 2023, to directors in lieu of their services, Daryl Walser received 100,000 shares for services rendered to the Company as its Director valued at $101,000, and Phil Aspin received 100,000 shares for services rendered to the Company as its Director valued at $101,000. The Company does not pay any Directors’ compensation as of the prospectus date.

The Company intends to appoint independent directors by the end of the fourth quarter of the fiscal year 2024.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of the date of this prospectus, the number of shares of common stock of our Company that is beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all sole officer and director as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security, and that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities because they may not have any beneficial financial interest. Except as noted below, each person has sole voting and investment power.

As of the date of this prospectus, we have calculated the percentages below based on 125,364,737 shares of our common stock issued and outstanding.

		Number of Shares
Name and Address (1)	Title of Class	Beneficially Owned	Percent of Outstanding Common Shares
David Boulette (2)	Common	76,100,000	60.70%
Phil Aspin	Common	605,000	0.48%
Daryl Walser (3)	Common	495,000	0.39%
Terry R. Fields	Common	533,344	0.43%
Hottest Media LLC	Common	10,800,000	8.61%
Officer and Director as a group (4 persons)	Common	67,433,334	62.01%

(1)	The addresses for all officers and directors are The Plaza, 1800 Century Park East, Suite 600, Los Angeles, CA 90067.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Accounts Payable – Related Party

Mr. Boulette, CEO of the Company, occasionally provides funding for the Company’s working capital. As of December 31, 2024, and December 31, 2023, the accounts payable – related party were $0 and $68,2029.

Media Traffic Purchase – Related Party

Hottest Media LLC (“Hottest”) is authorized to act as the Company’s agent in purchasing materials and services required to produce advertising on Company’s behalf. For the fiscal year ending December 31, 2024, and 2023, Hottest has been the sole entity to buy media for the Company. Consequently, Hottest has a significant influence on the Company by virtue of its position and relationship, involvement, transactions, or contractual arrangements. During the fiscal year that ended December 31, 2024, and 2023, the Company spent $ 5,570,972 and $2,834,723 on buying media traffic.

AdFlare Acquisition

In a related party transaction, on July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 500,000 shares of the Company’s restricted common stock valued at $1,500,000 using the discounted cash flow methodology. Mr. Phil Aspin, co-founder of AdFlare, has been a member of the Company’s Board of Directors since September 28, 2021. The Company carried out the Goodwill Impairment Analysis as of December 31, 2022, where the carrying value of Goodwill as of December 31, 2022, is $1,500,000. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus, the impairment as of December 31, 2022, is $1,500,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 24, 2025, the Board of Directors of Eva Live Inc. approved the dismissal of Michael Gillespie & Associates, PLLC (“Gillespie”), as the Company’s independent registered public accounting firm. Gillespie had been engaged on May 5, 2024, but had not yet completed any audit reports for the Company.

As for the date of this disclosure, Gillespie has not issued audit reports; there are:

a)	No audit reports on the Company’s financial statements issued by Michael Gillespie & Associates, PLLC, that contained an adverse opinion, disclaimer of opinion, or modification.

The Company determined that it was in the best interest of the Company and its shareholders to make this change due to delays in the commencement of the audit and the auditor’s requests for documentation that the Company believes were beyond the customary scope necessary for the engagement.

On March 21, 2025, the Company engaged Olayinka Oyebola & Co. (“Olayinka”) as its independent registered public accounting firm for the fiscal year ending 2023 and 2024. The selection of Olayinka was based on its ability to meet the Company’s reporting requirements and its alignment with the Company’s needs.

On May 5, 2024, Eva Live Inc. (the “Company”) terminated its relationship with its independent registered public accounting firm, BF Borgers CPA PC (“BF BORGERS). On May 5, 2024, the Company engaged Gillespie as BF Borgers’ replacement. The decision to change independent registered public accounting firms was made with the recommendation and approval of the Board of Directors of the Company.

BF Borgers’ audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2023, and December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through the date of this report, there were no disagreements, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BF Borgers’ satisfaction, would have caused BF Borgers to refer such disagreements in its audit reports.

Securities and Exchange Commission (the “SEC”) has advised that, in lieu of obtaining a letter from BF Borgers stating whether or not it agrees with the statements herein, the Company may indicate that BF Borgers is not currently permitted to appear or practice before the SEC for reasons described in the SEC’s Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, dated May 3, 2024.

AUDIT FEES

For the fiscal year ending December 31, 2024, and 2023, the Company paid $0 and $82,000, respectively, to BFB. For the fiscal year ending December 31, 2024, and 2023, the Company paid $26,498 and $0, respectively, to Gillespie.

The fees include auditing our annual financial statements for 2024 and 2023 and reviewing Forms S-1, 10-K, and 10-Q, or services generally provided by the accountant concerning statutory and regulatory filings for the fiscal year.

BOARD OF DIRECTORS PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our Board of Directors’ policy is to pre-approve all our independent registered public accounting firm’s services. For fiscal 2024, our Board of Directors pre-approved 100% of our independent registered public accounting firm’s services. These services include audit services. Our independent registered public accounting firm must periodically report to our Board of Directors regarding the extent of services offered by our independent registered public accounting firm by this pre-approval policy. Our Board of Directors may also delegate pre-approval authority to one or more members. Such members must report any pre-approval to our Board of Directors at the next meeting.

AUDIT-RELATED FEES

We incurred neither fees nor expenses for 2024 for professional services rendered by BFB for audit-related fees other than those disclosed above under the caption “Audit Fees.”

TAX FEES

We incurred neither fees nor expenses for 2024 and 2023 for professional services rendered by Olayinka, Gillespie, and BF Borgers for tax compliance, tax advice, or tax planning other than the fees disclosed above under the caption “Audit Fees.”

OTHER FEES

We incurred no other fees or expenses for 2024 and 2023 for any other products or professional services rendered by BFB other than those described above.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

ITEM 16.	EXHIBITS.

Exhibit	Item

3.1	Articles of Incorporation

3.2	Bylaws

19.1	Insider Trading Policy

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Signature	Title	Date

/s/ David Boulette	President, CEO and Director	April 14, 2025

/s/ David Boulette	CFO, Secretary and Director	April 14, 2025

Signature	Title	Date

/s/ Phil Aspen	Director	April 14, 2025

/s/ Darly Walser	Director	April 14, 2025

EVA LIVE INC.

FINANCIAL STATEMENTS

As of

DECEMBER 31, 2024

Together with

Report of Independent Registered Public Accounting Firm

F-1

EVA LIVE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eva Live Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eva Live, Inc. (the ‘Company’) as of December 31, 2024, and 2023, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended December 31, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(28,469,675). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty

As described in Note 3 to the consolidated financial statements, the Company has significant operating losses and a working capital deficiency. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

●	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
●	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
●	We assessed the possibility of raising additional debt or credit through confirmation with related and third parties of the details of arrangements to provide or maintain financial supports.
●	Inquiry of the Company’s legal counsel about litigation, claims, and assessments.
●	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.
●	We evaluated management’s judgements and assumptions used to assess the Company’s ability to continue as a going concern

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

April 14, 2025

EVA LIVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024 (Audited)	December 31, 2023 (Audited)
		Restated
Assets:
Current assets
Cash	$76,356	$472,509
Accounts receivable, net of allowance for doubtful accounts of $1,379,519 and $1,216,204, respectively	4,023,578	1,003,613
Other assets	269	269
Total current assets	$4,100,203	$1,476,391
Furniture, fixtures, and equipment	6,498	-
Total assets	$4,106,701	$1,476,391
Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	2,126,562	1,910,628
Accounts payable related party	-	68,209
Deferred revenue	-	150,000
Notes payable	400,000	-
Accrued interest	13,250	-
Total current liabilities	$2,539,812	$2,128,837
Total liabilities	$2,539,812	$2,128,837
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.0001, 300,000,000 shares authorized; 125,364,737 and 123,052,349 shares issued and outstanding, as of December 31, 2024, and December 31, 2023, respectively	12,537	12,306
Additional paid-in capital	30,024,027	24,051,655
Accumulated deficit	(28,469,675)	(24,716,407)
Total stockholders’ equity (deficit)	$1,566,889	$(652,446)
Total liabilities and stockholders’ deficit:	$4,106,701	$1,476,391

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2024 (Audited)	December 31, 2023 (Audited)
		Restated
Sales	9,330,971	5,096,543
Total Revenue	$9,330,971	$5,096,543
Operating expenses
General and administrative	7,484,914	8,678,441
Media traffic purchase, related party	5,570,972	2,834,723
Amortization and depreciation	-	193,498
Total operating expenses	$13,055,886	$11,706,662
Operating income (loss)	(3,724,915)	(6,610,119)
Other income (expense):
Other expense	(28,353)	-
Total other income (expense)	$(28,353)	$-
Income (loss) before provision for income taxes	$(3,753,268)	$(6,610,119)
Provision (benefit) for income taxes	-	-
Net income (loss)	$(3,753,268)	$(6,610,119)
Net loss per common share, basic and diluted	(0.03)	(0.06)
Weighted average number of common shares outstanding basic and diluted	124,078,177	116,735,198

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

Balance - December 31, 2021	115,847,349	$11,471	$14,545,585	$(14,487,690)	$69,366

Balance - December 31, 2021
Share Issuance for cash valued at $1.00 per share	598,800	60	598,740	-	598,800
Shares Issuance for Adflare acquisition valued at $1.00	500,000	50	1,499,950	-	1,500,000
Share issuance for services valued at $3.00 per share	25,024	3	75,069	-	75,072
Shares issued in error	10,000	1	9,999	-	10,000
Net loss	-	-	-	(3,618,598)	(3,618,598)
Balance - December 31, 2022	115,847,349	$11,585	$16,729,343	$(18,106,288)	$1,365,360

Share Issuance for services valued at $1.01 per share	7,200,000	720	7,271,280	-	7,272,000
Shares issued for cash valued at $2.04	5,000	1	10,200	-	10,201
PPP loan forgiveness	-	-	40,832	-	40,832
Net loss	-	-	-	(6,610,119)	(6,610,119)
Balance - December 31, 2023	123,052,349	$12,306	$24,051,655	$(24,176,091)	$(652,446)
Shares issued for services valued at $3.01	850,000	85	2,558,415	-	2,558,500
Shares issued for services valued at $2.73	1,100,000	110	3,002,890	-	3,003,000
Shares issued for payable valued at $1.30	120,000	12	155,988	-	156,000
Shares issued for note settlement valued at $1.30	242,388	24	315,080	-	315,104
Original issue discount for note(s)	-	-	(60,001)	-	(60,001)
Net loss	-	-	-	(3,753,268)	(3,753,268
Balance - December 31, 2024	125,364,737	$12,537	$30,024,027	$(28,469,675)	$1,566,889

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2024 (Audited)	December 31, 2023 (Audited)
		Restated
Cash Flows from operating activities:
Net loss	$(3,753,268)	$(6,610,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	193,497
Common stock issued for services	5,561,500	7,272,000
Changes in operating assets and liabilities:
Accounts receivable	(3,019,965)	(819,862)
Other current assets	-	1,136
Deferred revenue	(150,000)	150,000
Accounts payable and accrued expenses	215,934	374,921
Accounts payable - related party	(68,209)	(137,771)
Accrued interest	13,250	-
Accounts payable settled with common stock	156,000	-
OID	(60,001)	-
Net Cash used in operating activities	$(1,104,759)	$423,802
Cash flow from investing activities:
Fixed asset, net	(6,498)	-
Net Cash Provided by Investing Activities	$(6,498)	$-
Net Cash provided by financing activities:
Common stock issued for cash	-	10,201
Notes payable	400,000	-
Note settlement	315,104	-
Net Cash Provided by financing activities	$715,104	$10,201
Net change in Cash and cash equivalents for the year	(396,153)	434,003
Cash and cash equivalents at the beginning of the year	472,509	38,506
Cash and cash equivalents at the end of the year	$76,356	$472,509
Non-cash investing and financing activities:
Common stock issued for note settlement	$315,104	$-
Common stock issued for payable	$156,000	$-

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

The Company’s year-end is December 31.

Current Operations

We execute our business through Eva Platform based on Artificial Intelligence, or AI, to match advertising campaigns to specific ad spots one at a time. Our system creates conversion mapping tables that allow us to increase conversion rates by analyzing those trends with optimized historical conversion rates and further capitalizing on and improving those rates. We leverage “big data,” an accumulation of data that is too large and complex for traditional database management tools to process. Since more companies are attempting to leverage big data to make strategic business decisions, we have built automated tools that analyze the data and feed the relevant information into our decision logic. We have designed our solution to optimize brand campaigns to create brand awareness and direct response campaigns with a fixed conversion point.

From September 28, 2021, the Company operates at the junction of digital marketing and media monetization. We enable market awareness of companies and brands by providing best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC7319) and businesses in various industries seeking to market their products and services using our platform, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, mainly the US and Canada. For the fiscal year ending December 31, 2024, we had six (6) customers, primarily from North America, compared to seven (7) customers for the fiscal year ending December 31, 2023. The top three customers represent 85% and 93% of revenue for the fiscal year ending December 31, 2024, and 2023. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. These clients utilize our platform to advertise with media outlets and participate in media buying services, including acquiring online traffic through the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

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

We sign the Interactive Advertising Bureau (IAB) and the American Association of Advertising Agencies (4As) standard terms and conditions for internet advertising for media buys one year or less. We execute an Insertion Order (IO) with our customers, a formal, contractual document used in advertising. It outlines the specifics of an advertising campaign a client has agreed to run with an advertising sales agency or a publisher. It serves as a purchase order but for media space or time slots, and its primary function is to specify the obligations of all parties involved. We comply with the IO, including all Ad placement restrictions, and provide Ads to the Site specified on the IO when an Internet user visits such a Site. We sent the initial invoice upon completion of the first month’s delivery or within 30 days of completion of the IO, whichever is earlier. Our customers will make payment 30 days from receipt of the invoice or as otherwise stated in a payment schedule set forth on the IO. We hold customers liable for payments solely to the extent proceeds have cleared from Advertiser to Agency for Ads placed following the IO. We provide reports at least as often as weekly, either electronically or in writing, unless otherwise specified on the IO. Our customers may cancel the entire IO, or any portion thereof, as follows:

●	With 14 days prior written notice to us, without penalty, for any guaranteed Deliverable, including, but not limited to, CPM (cost per thousand impressions) Deliverables.
●	With seven (7) days prior written notice to us, without penalty, for any non-guaranteed Deliverable, including, but not limited to, CPC (cost per clicks) Deliverables, CPL (cost per leads) Deliverables, or CPA (cost per acquisition) Deliverables, as well as some non-guaranteed CPM Deliverables.
●	With 30 days prior written notice to us, without penalty, for any flat fee-based or fixed-placement Deliverables.
●	Either party may terminate an IO at any time if the other party is in material breach of its obligations hereunder, which breach is not cured within ten days after receipt of written notice thereof from the non-breaching party.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Our contract includes other standard terms and conditions, including but not limited to – force majeure, indemnification, limitation of liability, non-disclosure, data usage and ownership, privacy and laws, third-party ad serving and tracking (applicable if third-party ad server is used), and other legally binding clauses.

We execute our business through Eva Platform based on Artificial Intelligence, or AI, to match advertising campaigns to specific ad spots one at a time. Our system creates conversion mapping tables that allow us to increase conversion rates by analyzing those trends with optimized historical conversion rates and further capitalizing on and improving those rates. We leverage “big data,” an accumulation of data that is too large and complex for traditional database management tools to process. Since more companies are attempting to leverage big data to make strategic business decisions, we have built automated tools that analyze the data and feed the relevant information into our decision logic. We have designed our solution to optimize brand campaigns to create awareness and direct response campaigns with a fixed conversion point.

The Company also owns the Eva XML Platform, which buys traffic from various sources and sells that traffic to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds. The Eval XML Platform manages the entire ad buying/selling process by integrating into Google, Microsoft, Taboola, Revcontent, Gemini, and Facebook. It allows thousands of ads to be created with the push of a button. The Eva XML Platform manages the spending depending on the performance of keywords in the ad campaign to maximize the arbitrage revenue.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending December 31, 2024, and 2023, and throughout the report, may not add up precisely to the totals provided, and percentages may not reflect the absolute figures.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Reverse Capitalization

On September 28, 2021 (the ‘Acquisition Date’), the Company merged into EvaMedia Corp. (‘EvaMedia). Upon completion of the reverse merger, the Company acquired all issued and outstanding shares of EvaMedia’s capital stock. As a result, the Company issued 110,192,177 shares of the Company’s common stock to shareholders of EvaMedia, and immediately following the Acquisition, 111,169,525 shares of common stock were issued and outstanding. As a result, EvaMedia’s shareholders control 99.12% of issued and outstanding shares of the Company on a fully diluted basis. Following the Acquisition, David Boulette of EvaMedia became the company’s CEO, director, and controlling shareholder. He appointed two additional board members from EvaMedia, Phil Aspin and Darly Walser. Terry Fields remained the only board member of the company.

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

After the SEC’s order on BF Borgers CPA in May 2024, the Company reevaluated the significant transaction as reverse capitalization instead of a reverse acquisition. On September 28, 2021 (the ‘Acquisition Date’), the Company entered a reverse capitalization transaction (Acquisition) with EvaMedia Corp. (EvaMedia). As per SEC 7050 – Reverse Mergers, A reverse recapitalization is a transaction in which a shell company (as defined in Exchange Act Rule 12b-2) issues its equity interests to effect the acquisition of an operating company. Reverse recapitalization is accounted for as a capital transaction equivalent to the operating company (i.e., the accounting acquirer, EvaMedia) issuing its equity for the net assets of the shell company (the Company), followed by recapitalization. A reverse recapitalization is not accounted for as a business combination because the shell company is not a business. Since reverse recapitalization is not accounted for as a business combination, no goodwill would be recorded because of the reverse recapitalization transaction. Therefore, we have eliminated goodwill of $2,010,606 as of December 31, 2024. Rather, any excess of the fair value of the shares issued by the operating company over the value of the net monetary assets of the shell company is recognized as a reduction to equity. In a reverse recapitalization, the legal acquirer/issuer is a shell company, the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include Cash on hand, deposits at banking institutions, and all highly liquid short-term investments with original maturities of 90 days or less. The Company had a cash balance of $76,356 and $472,509 as of December 31, 2024, and 2023.

Accounts Receivable

Accounts Receivable primarily represent the amount due from six (6) customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30 or net 60 terms or n/60, where the payment is due in full 30 or 60 days after the invoice’s date. The Company bases the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

On December 31, 2024, and 2023, management determined that the allowance for doubtful accounts was $1,379,519 and $1,216,204, respectively. The fiscal year’s bad debt expense ended December 31, 2024, and 2023 was $25,928 and $753,475, respectively.

Office Lease

Effective May 21, 2020, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a need-only basis. The new lease is $229 per month, included in the General and Administrative expenses. For the fiscal year ended December 31, 2024, and 2023, the office’s rent payment was $2,748 and $2,748, included in the General and administrative expenses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Our typical customers are advertising agencies classified under SIC7319 and businesses in various industries seeking to market their products and services using our platform, including media companies, financial institutions, and other retail entities. Our customers advertise with the media but perform no creative services (media buying services such as online traffic from Eva Live). We also deal with businesses (as described under NAICS 541810) organized to provide a full range of services (i.e., through in-house capabilities or subcontracting), including advice, creative services, account management, production of advertising material, media planning, and buying (i.e. placing advertising).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of Cash. The Company places its Cash with a major banking institution. The Company did not have cash balances over the Federal Deposit Insurance Corporation limit on December 31, 2024.

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

The Company completed the development of the Eva Platform to sell, lease, or otherwise market the software externally. Eva Platform buys traffic from various sources and sells traffic to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Under ASC 985-20 guidance, the Company had expensed the costs incurred to establish the technological feasibility of the Eva Platform as research and development (R&D) when incurred during November 2020. The R&D expense is estimated to be $47,500. The Company has calculated hourly at $75 per hour, based on the average software developer making $98,000 (75th percentile, Exhibit II) to $360,000 (David Boulette’s salary). For each task conducted in techno-economic feasibility, the Company calculated that David Boulette performed the work of two software developers.

The R&D expense breakdown is based on the hours spent, the complexity of work, and the expertise required of individuals and entities with relevant software and project management experience at a fair market value.

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

The Company has capitalized the ‘Development Cost’ with similar costs as Website and App Purchases and Eva Live website development costs, collectively known as the Eva Platform. The Eva Platform can be leased as a standalone module or embedded in the Eva Platform. The Eva Platform is an automated and intelligent advertiser campaign management platform (Eva Platform’). The platform enables advertisers to buy advertising space on several digital channels to reach their desired audience effectively.

The Company sells, licenses, and markets the Eva Platform to customers, where customers will have direct access to the software. As the Company leased the Eva XML platform in December 2020, the Company began the amortization of the capitalized costs and reported the costs at the net realizable value.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2024, and 2023, the Company had 124,078,177 and 116,735,198 basic and dilutive shares issued and outstanding, respectively. Common stock equivalents were anti-dilutive during the fiscal year ending December 31, 2024, and 2023 due to a net loss of $3,753,268 and $6,610,119, respectively. Common equivalent shares are excluded from the computation since their effect is anti-dilutive.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments to this standard are effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments in this standard is permitted for all entities. The Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this policy as of January 1, 2020, and there is no material affect on its financial reporting.

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

The Company adopted the ASU 2018-13 as of January 1, 2020. The Company used the Level 1 Fair Market Measurement to conduct a goodwill impairment analysis, resulting in a goodwill impairment of $144,098,143 on the acquisition of EvaMedia on December 31, 2021. The Company conducted a goodwill impairment analysis of the AdFlare acquisition, resulting in a goodwill impairment of $1,500,000 on December 31, 2022. We evaluate goodwill and acquire intangible assets for impairment at least annually to confirm if the carrying amount of acquired intangible assets exceeds their fair value. The acquired intangible assets primarily consist of assets under management, wealth management license, and our technology. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our acquired intangible assets. We will recognize an impairment charge for the difference if the fair value is less than its carrying value.

ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, issued in August 2020 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to present certain conversion features in equity separately. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring the use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments are effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company does not expect this ASU 2020-06 to impact its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

As of December 31, 2024, the Company had an accumulated deficit of $28,469,675 and has not yet generated significant revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses. As a result, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2024, and 2023, expressing substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements include additional disclosures outlining the factors contributing to this assessment. They do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities, which may be necessary if the Company is unable to continue operations.

Management has evaluated the Company’s ability to meet its obligations over the next twelve months by considering a range of factors, including general economic conditions, key industry indicators, operating performance, capital expenditures, future commitments, and overall liquidity. If the Company is unable to generate sufficient revenues by December 31, 2024, we will require additional capital through funding from existing or new investors, further cost reductions, and strategic adjustments to improve operational cash flow.

The accumulated deficit on December 31, 2024, and 2023 was $28,469,675 and $24,716,407, respectively.

During the fiscal year ended December 31, 2024, and 2023, the Company incurred a net loss of $3,753,268 and $6,610,119. The working capital surplus and deficit as of December 31, 2024, and 2023 were $1,560,391 and $652,446.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of December 31, 2024, the Company had $76,356 cash on hand. The Company believes that future cash flows may not be sufficient to meet its debt obligations as they become due in the ordinary course of business for the foreseeable future. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its Eva Platform. The Company must raise additional capital to accomplish its growth plan over twelve to twenty-four months. The Company expects to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

NOTE 4 – CAPITALIZED WEBSITE AND SOFTWARE DEVELOPMENT COSTS

During the fiscal year ended December 31, 2024, and 2023, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At December 31, 2024, there was no gross or unamortized balance of capitalized software costs.

At December 31, 2023, the gross capitalized software asset and the accumulated software amortization expenses were $778,783 and $778,783, respectively. As a result, the unamortized balance of capitalized software costs on December 31, 2023, was $0.

As the software is fully amortized, there is no estimated amortization expense in 2024 and beyond.

The Company has estimated aggregate amortization expenses for each of the five succeeding fiscal years based on the estimated software asset’s lifespan of three (3) years.

NOTE 5 – FURNITURE & FIXTURES

Furniture and fixtures are stated at cost, net of accumulated depreciation. Costs include all expenditures directly attributable to the acquisition, including shipping, installation, and setup costs.

Depreciation Method:

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.

Estimated Useful Lives:

Furniture and Fixtures: 5 to 7 years

Commencement of Depreciation:

Depreciation begins when the asset is placed into service and continues through the end of its estimated useful life or until it is disposed of or retired.

Review of Useful Lives and Residual Value:

The estimated useful lives and residual values of furniture and fixtures are reviewed at least annually. Adjustments are made prospectively if there are changes in the expected pattern of economic benefits.

Disposals and Retirements:

Upon disposal or retirement of furniture and fixtures, the asset cost and related accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized in the statement of operations.

Impairment:

Furniture and fixtures are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized if the asset’s carrying amount exceeds its estimated future cash flows.

The Company purchased furniture valued at $6,498 at the end of the fiscal year 2024. As the Company has not placed the furniture into service, there is no depreciation expense for the fiscal year ended December 31, 2024.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

As of September 28, 2021, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitled the Company to use the office and conference space on a need-only basis. The new lease is $229 per month, which is included in the general and administrative expenses. For the fiscal year that ended December 31, 2024, and 2023, the office’s rent payment was $2,748, and $2,748 was included in the general and administrative expenses.

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

NOTE 7 – PPP LOAN PAYABLE

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

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.0001 per share, of which 125,364,737 are issued and outstanding as of December 31, 2024.

The Company has issued unregistered securities under exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

2024 Recent Sales of Unregistered Securities

In July 2024, the Company issued 100,000 shares to a consultant valued at $301,000.

In July 2024, the Company issued 750,000 shares to a consultant valued at $2,257,000.

In July 2024, the Company issued 100,000 shares to directors valued at $273,000.

In July 2024, the Company issued 1,000,000 shares to its CEO valued at $2,730,000.

In October 2024, the Company issued 120,000 shares to settle accounts payable valued at $156,000.

In October 2024, the Company issued 242,388 shares to settle certain convertible notes valued at $315,104.

2023 Recent Sales of Unregistered Securities

In November 2023, the Company issued 7,000,000 shares for services at the rate of $1.01 per share, based on the closing market price on November 16, 2023: to officers in lieu of services, David Boulette received 7,000,000 shares for employee services rendered to the Company.

In November 2023, the Company issued 200,000 shares for services at the rate of $1.01 per share, based on the closing market price on November 16, 2023, to directors in lieu of their services; Daryl Walser received 100,000 shares for services rendered to the Company as its Director; and Phil Aspin received 100,000 shares for services rendered to the Company as its Director.

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

NOTE 9 – INCOME TAXES

The Company has calculated income taxes using the asset and liability method of accounting. We have computed deferred income taxes by multiplying statutory rates applicable to estimated future-year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The income tax provision is summarized as follows:

	2024	2023
Federal corporate income tax rate	21%	21%
State corporate income tax rate	0%	0%
Total corporate income tax rate	21%	21%

	Deferred Tax Assets/Liability
Income Tax	December 31, 2024		December 31, 2023
	Book value	Tax value	Book value	Tax value
Income (Loss) per Books
M-1 Differences:	(3,753,268)	(788,186)	(6,610,119)	(1,388,125)
Stock/options issued for services	5,561,500	1,167,915	7,272,000	1,527,120
Depreciation and amortization	-	-	193,498	40,635
Tax income (loss)	1,808,232	379,729	855,379	179,630

Prior Year NOL (excluding state tax)	(7,965,471)	(1,672,749)	(8,820,850)	(1,852,378)
Cumulative NOL	(6,157,239)	(1,293,020)	(7,965,471)	(1,672,749)

	December 31, 2024	December 31, 2023
Net operating loss carryforwards	1,293,020	1,672,749
Stock/options issued for services	1,167,915	1,527,120
Depreciation and amortization	-	40,635
Valuation allowance	(2,460,935)	(3,240,503)
Total	-	-

Tax at the statutory rate (21%)	(788,186)	(1,388,125)
State tax benefit, net of federal tax effect	-	-
Change in the valuation allowance.	788,186	1,388,125
Total	-	-

For the fiscal year ended December 31, 2024, and 2023, the Company had cumulative net operating losses of $3,753,268 and $6,610,119, respectively, available for carryforward to offset future taxable income, which begins to expire in 2035. The Company has determined to provide full valuation allowances for our net deferred tax assets at the end of 2023 and 2022, including NOL carryforwards generated during the years. Based on its evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income, that would enable us to realize our deferred tax assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that we may not be able to realize some portion or all of the deferred tax assets. The ultimate realization of the deferred tax assets depends on generating future taxable income when those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable at December 31, 2024. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at December 31, 2024. The net change in the total valuation allowance for the 12 months ended December 31, 2024, decreased by $779,568 to $2,460,935. At December 31, 2024, and 2023, we had federal and state net operating loss carryforwards of approximately $1,293,020 and $1,672,749, respectively, expiring beginning in 2037 for the federal and 2037 for the state.

For the years ended December 31, 2024, and 2023, the Company analyzed its ASC 740 position and did not identify any uncertain tax positions defined under ASC 740. Should this position be determined in the future and the Company owes interest and penalties because of this, these would be recognized as interest expense and other expenses, respectively, in the consolidated financial statements.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return for 2024 and 2023 has been submitted and accepted by the United States Internal Revenue Service. The Company was not subject to tax examination by authorities in the United States before 2015. The Nevada State Tax return for 2023 and 2022 has been submitted and accepted by the Nevada State Franchise Tax Board. Currently, the Company does not have any ongoing tax examinations.

The Company has no foreign tax expenses and liabilities as of December 31, 2024, and 2023.

NOTE 10 – WARRANT

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

NOTE 11 – OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 12 – SUBSEQUENT EVENTS

In February 2025, the Company announced a 4-to-1 reverse stock split effective February 11, 2025, as part of its strategy to uplist to a national securities exchange. The move aims to increase the company’s share price to meet national exchange listing requirements and attract institutional investors.

Under the reverse split, every four shares of outstanding common stock will be converted into one share. Shareholders entitled to fractional shares will receive one full share instead, and no action is required from shareholders as changes will be automatically reflected in their accounts.

On March 21, 2025, the Board of Directors of Eva Live Inc. approved the dismissal of Michael Gillespie & Associates, PLLC (“Gillespie”) as the Company’s independent registered public accounting firm. Gillespie had been engaged on May 5, 2024, but had not yet completed any audit reports for the Company.

The Company determined that it was in the best interest of the Company and its shareholders to make this change due to delays in the commencement of the audit and the auditor’s requests for documentation that the Company believes were beyond the customary scope necessary for the engagement.

On March 21, 2025, the Company engaged Olayinka Oyebola & Co. (“Olayinka”) as its independent registered public accounting firm for the fiscal year ending 2023 and 2024. The selection of Olayinka was based on its ability to meet the Company’s reporting requirements and its alignment with the Company’s needs. Olayinka is a member of the Public Company Accounting Oversight Board (PCAOB) in the United States and a member of the Canadian Public Accountability Board (CPAB) in Canada.

On April 03, 2025, the Board of Directors of Eva Live Inc. approved the dismissal of Olayinka Oyebola & Co. (“Olayinka”) as its independent registered public accounting firm for the fiscal year ending 2023 and 2024 due to recent changes in Olayinka’s status by OTC Markets Group as a Prohibited Service Provider. Olayinka was only retained by the Company for less than a month, and no reports were filed with the SEC.

On April 03, 2025, the Company engaged Lao Professionals (“LAO”) as its independent registered public accounting firm for the fiscal year ending 2023 and 2024. The selection of LAO was based on its ability to meet the Company’s reporting requirements and its alignment with the Company’s needs.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation

3.2	Bylaws

19.1	Insider Trading Policy

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

26