Form 10-K/A
period 2024-12-31
Eva Live Inc
filed 2025-05-15
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at May 15, 2025, was 31,342,285.

Explanatory Note

This Amendment No.1 to Annual Report on Form 10-K (this “Form 10-K”) amends the cover page, Exhibits 31.1, 31.2, 32.1, 32.2 and all common stock, options, warrants, and per-share data for all periods presented in these financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split effected on February 11, 2025 of the Annual Report on Form 10-K of Eva Live Inc. (the “Company”) for the year ended December 31, 2024, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2025 (the “Original Filing”).

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety; however, this Form 10-K/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above:

- Cover page.

- Item 5. Market for registrant’s common equity, related stockholder matters, and issuer purchases of equity securities.

- On February 11, 2025, the Company effected a 1-for-4 reverse stock split of its issued and outstanding common stock. As a result, each four (4) shares of issued and outstanding common stock were converted into one share of common stock. No fractional shares were issued; fractional shares were rounded up. All common stock, options, warrants, and per-share data for all periods presented in these financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.

- In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer in Exhibits 31.1, 31.2, 32.1, and 32.2 as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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

Reverse Capitalization

On September 28, 2021 (the ‘Acquisition Date’), the Company merged into EvaMedia Corp. (‘EvaMedia). Upon completion of the reverse merger, the Company acquired all issued and outstanding shares of EvaMedia’s capital stock. As a result, the Company issued 27,548,044 (110,192,177 pre-split) shares of the Company’s common stock to shareholders of EvaMedia, and immediately following the Acquisition, 27,792,381 (111,169,525 pre-split) shares of common stock were issued and outstanding. As a result, EvaMedia’s shareholders control 99.12% of the issued and outstanding shares of the Company on a fully diluted basis. Following the Acquisition, David Boulette of EvaMedia became the company’s CEO, director, and controlling shareholder. He appointed two additional board members from EvaMedia, Phil Aspin and Darly Walser. Terry Fields remained the only board member of the company.

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

AdFlare Acquisition

On July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 125,000 shares of the Company’s restricted common stock valued at $1,500,000 using the discounted cash flow methodology. Mr. Phil Aspin, co-founder of AdFlare, has served as a member of the Company’s Board of Directors since September 28, 2021. The Company carried out the Goodwill Impairment Analysis as of December 31, 2022, where the carrying value of Goodwill as of December 31, 2022, is $1,500,000. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus, the impairment as of December 31, 2022, is $1,500,000.

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

The following table presents the high and low sale prices for our common stock for each quarter of the last fiscal year, as reported on the OTC Bulletin Board:

Fiscal	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	High	Low	High	Low	High	Low	High	Low
2024	$16.00	$3.60	$12.28	$4.44	$12.04	$5.20	$10.20	$4.00
2023	$12.40	$4.68	$12.40	$12.40	$12.40	$4.76	$6.20	$4.04

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

HOLDERS

As of the date of this prospectus, the Company had 31,342,285 shares of our common stock issued and outstanding held by 911 holders of record.

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

The Company issued 1,750,000 shares for services at the rate of $4.04 per share, based on the closing market price on November 16, 2023, to officers in lieu of services; David Boulette received 1,750,000 shares for employee services rendered to the Company.

The Company issued 250,000 shares for services at the rate of $10.92 per share, based on the closing market price on July 15, 2023, to officers in lieu of services; David Boulette received 250,000 shares for employee services rendered to the Company.

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

INSIDER TRADING POLICY

The Company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities that apply to the Company and our officers and directors, as well as our employees that have regular access to material, nonpublic information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

DIRECTOR COMPENSATION

In the fiscal year ending December 31, 2024, the Company issued 25,000 shares for services at the rate of $10.92 per share, based on the closing market price on July 15, 2024, to directors in lieu of their services, Daryl Walser received 12,500 shares for services rendered to the Company as its Director valued at $136,500, and Phil Aspin received 12,500 shares for services rendered to the Company as its Director valued at $136,500.

In the fiscal year ending December 31, 2023, the Company issued 50,000 shares for services at the rate of $4.04 per share, based on the closing market price on November 16, 2023, to directors in lieu of their services, Daryl Walser received 25,000 shares for services rendered to the Company as its Director valued at $101,000, and Phil Aspin received 25,000 shares for services rendered to the Company as its Director valued at $101,000. The Company does not pay any Directors’ compensation as of the prospectus date.

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

As of the date of this prospectus, we have calculated the percentages below based on 31,342,285 shares of our common stock issued and outstanding.

		Number of Shares
Name and Address (1)	Title of Class	Beneficially Owned	Percent of Outstanding Common Shares
David Boulette (2)	Common	19,025,000	60.70%
Phil Aspin	Common	151,250	0.48%
Daryl Walser (3)	Common	123,750	0.39%
Terry R. Fields	Common	133,334	0.43%
Hottest Media LLC	Common	2,700,000	8.61%
Officer and Director as a group (4 persons)	Common	19,433,334	62.01%

(1)	The addresses for all officers and directors are The Plaza, 1800 Century Park East, Suite 600, Los Angeles, CA 90067.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

AdFlare Acquisition

In a related party transaction, on July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 125,000 shares of the Company’s restricted common stock valued at $1,500,000 using the discounted cash flow methodology. Mr. Phil Aspin, co-founder of AdFlare, has been a member of the Company’s Board of Directors since September 28, 2021. The Company carried out the Goodwill Impairment Analysis as of December 31, 2022, where the carrying value of Goodwill as of December 31, 2022, is $1,500,000. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus, the impairment as of December 31, 2022, is $1,500,000.

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

Signature	Title	Date

/s/ David Boulette	President, CEO and Director	May 15, 2025

/s/ David Boulette	CFO, Secretary and Director	May 15, 2025

Signature	Title	Date

/s/ Phil Aspen	Director	May 15, 2025

/s/ Darly Walser	Director	May 15, 2025

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

May 15, 2025

EVA LIVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024 (Audited)	December 31, 2023 (Audited)
		Restated
Assets:
Current assets
Cash	$76,356	$472,509
Accounts receivable, net of allowance for doubtful accounts of $1,379,519 and $1,216,204, respectively	4,023,578	1,003,613
Other assets	269	269
Total current assets	$4,100,203	$1,476,391
Furniture, fixtures, and equipment	6,498	-
Total assets	$4,106,701	$1,476,391
Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	2,126,562	1,910,628
Accounts payable related party	-	68,209
Deferred revenue	-	150,000
Notes payable	400,000	-
Accrued interest	13,250	-
Total current liabilities	$2,539,812	$2,128,837
Total liabilities	$2,539,812	$2,128,837
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.0001, 300,000,000 shares authorized; 31,342,285 and 30,763,087 shares issued and outstanding, as of December 31, 2024, and December 31, 2023, respectively	3,134	3,077
Additional paid-in capital	30,033,430	24,060,884
Accumulated deficit	(28,469,675)	(24,716,407)
Total stockholders’ equity (deficit)	$1,566,889	$(652,446)
Total liabilities and stockholders’ deficit:	$4,106,701	$1,476,391

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2024 (Audited)	December 31, 2023 (Audited)
		Restated
Sales	9,330,971	5,096,543
Total Revenue	$9,330,971	$5,096,543
Operating expenses
General and administrative	7,484,914	8,678,441
Media traffic purchase, related party	5,570,972	2,834,723
Amortization and depreciation	-	193,498
Total operating expenses	$13,055,886	$11,706,662
Operating income (loss)	(3,724,915)	(6,610,119)
Other income (expense):
Other expense	(28,353)	-
Total other income (expense)	$(28,353)	$-
Income (loss) before provision for income taxes	$(3,753,268)	$(6,610,119)
Provision (benefit) for income taxes	-	-
Net income (loss)	$(3,753,268)	$(6,610,119)
Net loss per common share, basic and diluted	(0.12)	(0.23)
Weighted average number of common shares outstanding basic and diluted	31,019,544	29,183,800

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

Balance - December 31, 2022	28,961,837	$2,897	$16,738,031	$(18,106,288)	$1,365,360

Share Issuance for services valued at $4.04 per share	1,800,000	180	7,271,280	-	7,272,000
Shares issued for cash valued at $8.16	1,250	-	10,201	-	10,201
PPP loan forgiveness	-	-	40,832	-	40,832
Net loss	-	-	-	(6,610,119)	(6,610,119)
Balance - December 31, 2023	30,763,087	$3,077	$24,060,884	$(24,716,407)	$(652,446)
Shares issued for services valued at $12.04	212,500	21	2,558,415	-	2,558,500
Shares issued for services valued at $10.92	275,000	28	3,002,890	-	3,003,000
Shares issued for payable valued at $5.20	30,000	3	155,988	-	156,000
Shares issued for note settlement valued at $5.20	60,597	6	315,080	-	315,104
Original issue discount for note(s)	-	-	(60,001)	-	(60,001)
Reverse split adjustment	1,101	(1)	1	-	-
Net loss	-	-	-	(3,753,268)	(3,753,268)
Balance - December 31, 2024	31,342,285	$3,134	$30,033,430	$(28,469,675)	$1,566,889

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2024 (Audited)	December 31, 2023 (Audited)
		Restated
Cash Flows from operating activities:
Net loss	$(3,753,268)	$(6,610,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	193,497
Common stock issued for services	5,561,500	7,272,000
Changes in operating assets and liabilities:
Accounts receivable	(3,019,965)	(819,862)
Other current assets	-	1,136
Deferred revenue	(150,000)	150,000
Accounts payable and accrued expenses	215,934	374,921
Accounts payable - related party	(68,209)	(137,771)
Accrued interest	13,250	-
Accounts payable settled with common stock	156,000	-
OID	(60,001)	-
Net Cash used in operating activities	$(1,104,759)	$423,802
Cash flow from investing activities:
Fixed asset, net	(6,498)	-
Net Cash Provided by Investing Activities	$(6,498)	$-
Net Cash provided by financing activities:
Common stock issued for cash	-	10,201
Notes payable	400,000	-
Note settlement	315,104	-
Net Cash Provided by financing activities	$715,104	$10,201
Net change in Cash and cash equivalents for the year	(396,153)	434,003
Cash and cash equivalents at the beginning of the year	472,509	38,506
Cash and cash equivalents at the end of the year	$76,356	$472,509
Non-cash investing and financing activities:
Common stock issued for note settlement	$315,104	$-
Common stock issued for payable	$156,000	$-

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

AdFlare Acquisition

In a related party transaction, on July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 125,000 shares of the Company’s restricted common stock valued at $1,500,000 using the discounted cash flow methodology. Mr. Phil Aspin, co-founder of AdFlare, has been a member of the Company’s Board of Directors since September 28, 2021. The Company carried out the Goodwill Impairment Analysis as of December 31, 2022, where the carrying value of the Goodwill as of December 31, 2022, is $1,500,000. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus, the impairment as of December 31, 2022, is $1,500,000.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Reverse Capitalization

On September 28, 2021 (the ‘Acquisition Date’), the Company merged into EvaMedia Corp. (‘EvaMedia). Upon completion of the reverse merger, the Company acquired all issued and outstanding shares of EvaMedia’s capital stock. As a result, the Company issued 27,548,044 (110,192,177 pre-split) shares of the Company’s common stock to shareholders of EvaMedia, and immediately following the Acquisition, 27,792,381 (111,169,525 pre-split) shares of common stock were issued and outstanding. As a result, EvaMedia’s shareholders control 99.12% of issued and outstanding shares of the Company on a fully diluted basis. Following the Acquisition, David Boulette of EvaMedia became the company’s CEO, director, and controlling shareholder. He appointed two additional board members from EvaMedia, Phil Aspin and Darly Walser. Terry Fields remained the only board member of the company.

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

On July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 125,000 shares of the Company’s restricted common stock valued at $1,500,000. The Company carried out the Goodwill Impairment Analysis as of December 31, 2022, where the carrying value of the Goodwill as of December 31, 2022, is $1,500,000. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus, the impairment as of December 31, 2022, is $1,500,000.

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2024, and 2023, the Company had 31,019,544 and 29,183,800 basic and dilutive shares issued and outstanding, respectively. Common stock equivalents were anti-dilutive during the fiscal year ending December 31, 2024, and 2023 due to a net loss of $3,753,268 and $6,610,119, respectively. Common equivalent shares are excluded from the computation since their effect is anti-dilutive.

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

NOTE 7 – DEBT FINANCING

Convertible Notes

In April 2024, the Company secured financing of a $200,000 convertible note from an investor, with a purchase price of $170,000. As of the reporting date, $170,000 of this amount has been received. The note carries a term of three months and accrues interest at a rate of 12.50%. This financial arrangement provides the company with additional capital to support ongoing and future operations. In October 2024, the Company issued 40,465 shares valued at $5.20 to settle a $200,000 convertible note and all accrued interest associated with the note.

In May 2024, the Company secured financing of a $100,000 convertible note from an investor, with a purchase price of $70,000. As of the reporting date, $70,000 of this amount has been received. The note carries a term of three months and accrues interest at a rate of 12.50%. This financial arrangement provides the company with additional capital to support ongoing and future operations. In October 2024, the Company issued 20,133 shares valued at $5.20 to settle a $100,000 convertible note and all accrued interest associated with the note.

Term Loan

In June 2024, the Company secured financing of a $500,000 note from an investor. As of the reporting date, $500,000 of this amount has been received. The note carries a term of thirty-three months and accrues interest at a rate of 6.00%. The Company paid back $100,000 in August 2024 and $100,000 in January 2025; as a result, the current outstanding principal balance is $300,000.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.0001 per share, of which 31,342,285 are issued and outstanding as of December 31, 2024.

The Company has issued unregistered securities under exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

2024 Recent Sales of Unregistered Securities

In July 2024, the Company issued 25,000 shares to a consultant valued at $301,000.

In July 2024, the Company issued 187,500 shares to a consultant valued at $2,257,000.

In July 2024, the Company issued 25,000 shares to directors valued at $273,000.

In July 2024, the Company issued 250,000 shares to its CEO valued at $2,730,000.

In October 2024, the Company issued 30,000 shares to settle accounts payable valued at $156,000.

In October 2024, the Company issued 60,598 shares to settle certain convertible notes valued at $315,104.

2023 Recent Sales of Unregistered Securities

In November 2023, the Company issued 1,750,000 shares for services at the rate of $4.04 per share, based on the closing market price on November 16, 2023, to officers in lieu of services. David Boulette received 1,750,000 shares for employee services rendered to the Company.

In November 2023, the Company issued 50,000 shares for services at the rate of $4.04 per share, based on the closing market price on November 16, 2023, to directors in lieu of their services; Daryl Walser received 25,000 shares for services rendered to the Company as its Director; and Phil Aspin received 25,000 shares for services rendered to the Company as its Director.

In December 2023, the Company issued 1,250 units for net proceeds of $10,000. The unit consists of one common and one Warrant with an exercise price of $8.00 and a term of one year.

2022 Recent Sales of Unregistered Securities

In February 2022, the Company issued 70,000 units for net proceeds of $280,000. The unit consists of one common and one Warrant with an exercise price of $8.00 and a term of one year.

In June 2022, the Company issued 40,000 units for net proceeds of $160,000. The unit consists of one common and one Warrant with an exercise price of $8.00 and a term of one year.

In July 2022, the Company issued 22,500 units for net proceeds of $90,000. The unit consists of one common and one Warrant with an exercise price of $8.00 and a term of one year.

In July 2022, the Company issued 5,700 shares to consultants for services valued at $68,400.

In July 2022, the Company issued 125,000 shares to acquire AdFlare, valued at $1,500,000.

In August 2022, the Company issued 19,700 units for net proceeds of $78,800. The unit consists of one common and one Warrant with an exercise price of $8.00 and a term of one year.

In August 2022, the Company issued 556 shares to consultants for services valued at $6,672.

2021 Recent Sales of Unregistered Securities

In September 2021, the Company settled all outstanding debt with former CEO Terry Fields. The Company issued 133,334 shares valued at $1,066,668.

On September 3, 2021, the Company issued 2,500 shares to a consultant valued at $29,990.

From October to November 2021, the Company issued 787,500 shares to a consultant for services valued at $6,250,000.

On September 28, 2021 (the ‘Acquisition Date’), the Company merged into EvaMedia Corp. (‘EvaMedia) by issuing 27,548,044 (110,192,177 pre-split) of its common stock.

On November 30, 2021, the Company issued 8,500 shares valued at $34,000.

NOTE 9 – WARRANT

In November 2021, the Company sold 8,500 units (common stock plus warrants) for financing valued at $34,000. The Company sold the common stock at $4.00 per share with full warrant coverage, an exercise price of $8.00, and a term of one year. The Company issued the securities with a restrictive legend. These warrants have expired.

In February 2022, the Company sold 70,000 units (common stock plus warrants) for financing valued at $280,000. The Company sold the common stock at $4.00 per share with full warrant coverage, an exercise price of $8.00, and a term of one year. The Company issued the securities with a restrictive legend. These warrants have expired.

In June 2022, the Company sold 400,000 units (common stock plus warrants) for financing valued at $1,600,000. The Company sold the common stock at $4.00 per share with full warrant coverage, an exercise price of $8.00, and a term of one year. The Company issued the securities with a restrictive legend. These warrants have expired.

In July 2022, the Company sold 22,500 units (common stock plus warrants) for financing valued at $90,000. The Company sold the common stock at $4.00 per share with full warrant coverage, an exercise price of $8.00, and a term of one year. The Company issued the securities with a restrictive legend. These warrants have expired.

In August 2022, the Company sold 19,700 units (common stock plus warrants) for financing valued at $78,800. The Company sold the common stock at $4.00 per share with full warrant coverage, an exercise price of $8.00, and a term of one year. The Company issued the securities with a restrictive legend. These warrants have expired.

In December 2023, the Company sold 1,250 units (common stock plus warrants) for financing valued at $10,000. The Company sold the common stock at $8.00 per share with full warrant coverage, an exercise price of $8.00, and a term of one year. The Company issued the securities with a restrictive legend. The warrants are not exercised.

Information About the Warrants Outstanding During Fiscal 2024 Follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2024	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable At December 30, 2024	Expiration Date
1,250	$8.00	1,250	1,250	-	1,250	-	December 2024

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

NOTE 10 – INCOME TAXES

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