Form 10-Q
period 2025-03-31
Eva Live Inc
filed 2025-05-15
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period March 31, 2025

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on May 15, 2025, was 31,342,285.

EVA LIVE INC.

Index to Consolidated Financial Statement

Pages

Consolidated Balance Sheet as of March 31, 2025 (Unaudited) and December 31, 2024 (Audited)	F-2

Consolidated Statement of Operations for the three months ended March 31, 2025 (Unaudited), and March 31, 2024 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 (Unaudited), and March 31, 2024 (Unaudited, Restated)	F-4

Consolidated Statement of Cash Flows for the three months ended March 31, 2025 (Unaudited) and March 31, 2024 (Unaudited)	F-5

Notes to the Consolidated Financial Statement	F-6

EVA LIVE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)

Assets:
Current assets
Cash	$316,578	$76,356
Accounts receivable, net of allowance for doubtful accounts of $1,379,519 and $1,379,519, respectively	5,982,995	4,023,578
Original issuance discount	26,910	-
Deferred financing costs	7,000	-
Other assets	269	269
Total current assets	$6,333,752	$4,100,203
Furniture, fixtures, and equipment	9,321	6,498
Total assets	$6,343,073	$4,106,701
Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	2,226,062	2,126,562
Accounts payable related party	-	-
Deferred revenue	-	-
Notes payable	533,910	400,000
Accrued interest	20,518	13,250
Total current liabilities	$2,780,490	$2,539,812
Total liabilities	$2,780,490	$2,539,812
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.0001, 300,000,000 shares authorized; 31,342,285 and 31,342,285 shares issued and outstanding, as of March 31, 2025, and December 31, 2024, respectively	3,134	3,134
Additional paid-in capital	30,033,430	30,033,430
Accumulated deficit	(26,473,981)	(28,469,675)
Total stockholders’ equity (deficit)	$3,562,583	$1,566,889)
Total liabilities and stockholders’ deficit:	$6,343,073	$4,106,701

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Sales	3,681,520	2,236,950
Total revenue	$3,681,520	$2,236,950
Operating expenses
General and administrative	377,385	366,463
Media traffic purchase	1,300,766	1,673,778
Amortization and depreciation	407	-
Total operating expenses	1,678,558	2,040,241
Operating income (loss)	2,002,962	196,709
Other income (expense):
Other income	(7,268)	-
Total other income (expense)	(7,268)	-
Income (loss) before provision for income taxes	1,995,694	196,709
Provision (benefit) for income taxes	-	-
Net income (loss)	$1,995,694	$196,709
Net loss per common share, basic and diluted	0.06	0.01
Weighted average number of common shares outstanding basic and diluted	31,342,285	30,763,338

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Three months ended March 31, 2024
Balance - December 31, 2023	30,763,087	$3,077	$24,060,884	$(24,716,407)	$(652,466)

Balance March 31, 2024
Net loss	-	-	-	196,709	196,709
Balance - March 31, 2024	30,763,087	$3,077	$24,060,884	$(24,519,698)	$(455,737)
Three months ended March 31, 2025
Balance - December 31, 2024	31,342,285	$3,134	$30,033,430	$(28,469,675)	$1,566,889
Net loss	-	-	-	1,995,694	1,995,694
Balance -March 31, 2025	31,342,285	$3,134	$30,033,430	$(26,473,981)	$3,562,583

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2025 (Unaudited)	March 31, 2024 (Unaudited)
Cash Flows from operating activities:
Net loss	$1,995,694	$196,709
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	407	-
Changes in operating assets and liabilities:
Accounts receivable	(1,959,417)	941,425
Deferred revenue	-	(150,000)
Deferred financing costs	(7,000)	-
Accounts payable and accrued expenses	99,500	111,933
Accounts payable - related party	-	(68,209)
Accrued interest	7,268	-
Original issuance discount	(26,910)	-
Net Cash used in operating activities	$109,542)	$1,031,858
Cash flow from investing activities:
Fixed assets	(3,230)	-
Net Cash provided by investing activities	$(3,230)	$-
Cash flow from financing activities:
Funds from notes	133,910	-
Net Cash Provided by financing activities	$133,910	$-
Net change in Cash and cash equivalents for the year	240,222	1,031,858
Cash and cash equivalents at the beginning of the year	76,356	472,509
Cash and cash equivalents at the end of the year	$316,578	$1,504,367

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

NATURE OF OPERATIONS

Corporate History

Eva Live Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 27, 2002, as International Pit Boss Gaming, Inc. On October 1, 2002, the Company merged with Pro Roads Systems, Inc., a Florida corporation and a public shell company listed on the Pink Sheets. Pro Roads Systems, Inc. had no operations before the merger. The purpose of the merger was to change the Company’s domicile from Florida to Nevada. From its inception to 2006, the Company designed and developed software for the gaming industry. The Company changed its name on February 14, 2006, to Logo Industries Corporation and, on November 18, 2008, to Malwin Ventures Inc. On February 11, 2014, the Company announced negotiations with Impact Future Media LLC, and its President/Founder, Francois Garcia, acquired 100% of Impact Future Media LLC and its media and entertainment assets. The Company announced the closing of this transaction on March 25, 2014. From March 2014 to September 28, 2021, the Company was involved in the entertainment, publishing, and interactive industries.

The Company’s year-end is December 31.

Current Operations

We execute our business through the Eva Platform, which is based on Artificial Intelligence (AI), to match advertising campaigns with specific ad spots one at a time. Our system creates conversion mapping tables that enable us to increase conversion rates by analyzing trends with optimized historical conversion rates and further capitalizing on and improving those rates. We leverage “big data,” an accumulation of data that is too large and complex for traditional database management tools to process. As more companies strive to leverage big data for informed business decisions, we have developed automated tools that analyze the data and provide relevant information to our decision logic. We have designed our solution to optimize brand campaigns to create brand awareness and direct response campaigns with a fixed conversion point.

Since September 28, 2021, the Company has operated at the junction of digital marketing and media monetization. We enhance market awareness for companies and brands by delivering best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC 7319) and businesses across various industries that seek to market their products and services using our platform, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, primarily the United States and Canada. As of March 31, 2025, and December 31, 2024, we had seven (7) and six (6) customers, primarily from North America. The top three customers accounted for 88% and 85% of the receivables as of March 31, 2025, and December 31, 2024, respectively. Our Company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. These clients utilize our platform to advertise with media outlets and participate in media buying services, including acquiring online traffic through the Eva Platform. We also work with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising materials, media planning, and buying (i.e., placing advertisements).

In November 2020, the Company completed the development of the Eva XML Platform (“Platform”), which buys traffic from various sources and sells it to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds. The Eval XML Platform manages the entire ad buying/selling process by integrating into Google, Microsoft, Taboola, Revcontent, Gemini, and Facebook. The Eva XML Platform creates thousands of ads with the push of a button. The Eva XML Platform manages spending based on the performance of keywords in the ad campaign to maximize arbitrage revenue.

The Company earns revenues from advertisers by signing purchase or insertion orders based on Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less, Version 3.0, as defined in 4’s/IAB . We intend to offer media companies and advertising agencies a standard for conducting mutually acceptable business, based on specific terms and conditions. When incorporated into an insertion order, this protocol represents the shared understanding of the Company and its customers regarding the conduct of business. The Company may also sign additional documents to cover sponsorships and other arrangements involving content association, integration, and special production. The Company considers an insertion order with its customers to be a binding contract with the customer, or other similar documentation, reflecting the terms and conditions under which it provides products or services. As a result, the Company considers the insertion order persuasive evidence of an arrangement. Each insertion is specific to the customer, defines each party’s fee schedule, duties, and responsibilities, and is governed by 4’s/IAB Version 3.0 for renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such a contract.

We adhere to the Interactive Advertising Bureau (IAB) and the American Association of Advertising Agencies (4A’s) standard terms and conditions for internet advertising, applicable to media buys of one year or less. We execute an Insertion Order (IO) with our customers, a formal, contractual document used in advertising. It outlines the specifics of an advertising campaign a client has agreed to run with an advertising sales agency or a publisher. It serves as a purchase order but for media space or time slots, and its primary function is to specify the obligations of all parties involved. We comply with the IO, including all Ad placement restrictions, and provide Ads to the Site specified on the IO when an Internet user visits such a Site. We sent the initial invoice upon completion of the first month’s delivery or within 30 days of completion of the IO, whichever is earlier. Our customers will make payment 30 days from receipt of the invoice, or as otherwise stated in a payment schedule set forth on the invoice of purchase (IO). We hold customers liable for payments solely to the extent that the proceeds have cleared from the Advertiser to the Agency for Ads placed following the IO. We provide reports at least weekly, either electronically or in writing, unless otherwise specified in the IO. Our customers may cancel the entire IO, or any portion thereof, as follows:

●	With 14 days prior written notice to us, without penalty, for any guaranteed Deliverable, including, but not limited to, CPM (cost per thousand impressions) Deliverables.
●	With seven (7) days prior written notice to us, without penalty, for any non-guaranteed Deliverable, including, but not limited to, CPC (cost per clicks) Deliverables, CPL (cost per leads) Deliverables, or CPA (cost per acquisition) Deliverables, as well as some non-guaranteed CPM Deliverables.
●	With 30 days prior written notice to us, without penalty, for any flat fee-based or fixed-placement Deliverables.
●	Either party may terminate an IO at any time if the other party is in material breach of its obligations under this agreement, which breach is not cured within ten days after receipt of written notice thereof from the non-breaching party.

Our contract includes other standard terms and conditions, including, but not limited to, force majeure, indemnification, limitation of liability, non-disclosure, data usage and ownership, privacy, laws, third-party ad serving and tracking (applicable if a third-party ad server is used), and other legally binding clauses.

We execute our business through the Eva Platform, which is based on Artificial Intelligence (AI), to match advertising campaigns with specific ad spots one at a time. Our system creates conversion mapping tables that enable us to increase conversion rates by analyzing trends with optimized historical conversion rates and further capitalizing on and improving those rates. We leverage “big data,” an accumulation of data that is too large and complex for traditional database management tools to process. As more companies strive to leverage big data for strategic business decisions, we have developed automated tools that analyze the data and provide relevant information to our decision logic. We have designed our solution to optimize brand campaigns to create awareness and direct response campaigns with a fixed conversion point.

The Company also owns the Eva XML Platform, which purchases traffic from various sources and sells it to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds. The Eval XML Platform manages the entire ad buying and selling process by integrating with Google, Microsoft, Taboola, Revcontent, Gemini, and Facebook. It enables the creation of thousands of ads with the click of a button. The Eva XML Platform manages spending based on the performance of keywords in the ad campaign to maximize arbitrage revenue.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Russia – Ukraine Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. The Company has no operational exposure in the region affected by war. As of the date of this report, there have been no disruptions to our operations.

AdFlare Acquisition

On July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 125,000 shares of the Company’s restricted common stock valued at $1,500,000 using the discounted cash flow methodology. Mr. Phil Aspin, co-founder of AdFlare, has served as a member of the Company’s Board of Directors since September 28, 2021. The Company performed a Goodwill Impairment Analysis as of December 31, 2022, resulting in a carrying value of Goodwill of $1,500,000 as of that date. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus, the impairment as of December 31, 2022, is $1,500,000.

AdFlare, a wholly owned subsidiary of the Company, is a leader in the specialized field of “header bidding,” with a deep contextual understanding of a wide array of ad technologies spanning search, display, and video across mobile and desktop, providing solutions to help all publishers drive revenue. Header bidding, also known as advanced or pre-bidding, is a technology that enables publishers to simultaneously offer their inventory to multiple ad exchanges, advertisers, and agencies. The idea is that by allowing various buyers to bid on the same inventory simultaneously in real-time, there is more competition driving up auction pressure and a chance to serve each impression at a higher Cost Per Mille rate (“CPM rate”), thereby capturing additional revenue. AdFlare has a track record of delivering over 1 billion ad impressions per month and increasing Google AdX revenue by over 30% compared to Google AdSense CPM, with an average fill rate of 99.9% in the US market.

Our Revenue Model

We can generate revenues as a principal-based or an agency-based service provider. Currently, we generate revenues through a principal-based model.

Under the principal-based agency, the Company takes the principal position in the contract. The Company uses its Eva Platform to buy media (advertising inventory) directly from the media sellers. The Company repackages the advertising inventory for sale to clients. The Company also performs other advertising and branding services for the client, including developing landing pages, websites, widget designs, and banners. The Company receives the Ad Spend or a marketing budget from the client to perform such services. In some instances, these services are performed non-disclosed, meaning the client does not know what the Company paid for the media space, time, or development. The Company recognizes the total Ad Spend of the client as its revenue.

Under the agency-based model, the Company acts as an agent of the client, negotiating deals with media sellers. The client is responsible for paying the media sellers directly or for paying the Company, which then pays the media sellers on behalf of the client. Under the agency-based model, the Company earns revenue by charging clients a platform fee based on a percentage of the client’s total ad spend (Ad Spend) on advertising purchases from the Advertising Inventory Supplier (seller). We keep a portion of that advertising spend as a fee and remit the remainder to the seller. The Company has no leverage to control the cost of the seller’s inventory before the client’s purchase. The platform fee we intend to charge clients is a percentage of their purchases made through our platform, similar to a commission. The platform fee is not contingent on the results of an advertising campaign.

We recognize revenue upon fulfilling our contractual obligations with a complete transaction, subject to satisfying all other revenue recognition criteria.

Reverse Capitalization

On September 28, 2021 (the ‘Acquisition Date’), the Company merged into EvaMedia Corp. (‘EvaMedia). Upon completion of the reverse merger, the Company acquired all issued and outstanding shares of EvaMedia’s capital stock. As a result, the Company issued 27,548,044 (110,192,177 pre-split) shares of its common stock to EvaMedia shareholders, and immediately following the Acquisition, 27,792,381 (111,169,525 pre-split) shares of common stock were issued and outstanding. As a result, EvaMedia’s shareholders control 99.12% of the issued and outstanding shares of the Company on a fully diluted basis. Following the Acquisition, David Boulette of EvaMedia became the company’s CEO, director, and controlling shareholder. He appointed two additional board members from EvaMedia, Phil Aspin and Darly Walser. Terry Fields remained the only board member of the company.

We determine EvaMedia an accounting acquirer based on the following facts: (i) after the reverse merger, former shareholders of EvaMedia held a majority of the voting interest of the combined company; (ii) former Board of Directors of EvaMedia possess majority control of the Board of Directors of the combined company; (iii) members of the management of EvaMedia are responsible for the management of the combined company. As such, we have treated the financial statements of EvaMedia as the historical financial statements of the combined company. Additionally, EvaMedia’s relative size, measured in assets and revenues, is significantly larger than that of the Company.

We have identified the Company as the legal acquirer, as it is the entity that issued securities. Comparatively, we have identified EvaMedia as the legal acquiree, the entity whose equity interests are acquired.

Following the SEC’s order regarding BF Borgers CPA in May 2024, the Company reevaluated the significant transaction as a reverse capitalization rather than a reverse acquisition. On September 28, 2021 (the ‘Acquisition Date’), the Company entered a reverse capitalization transaction (Acquisition) with EvaMedia Corp. (EvaMedia). As per SEC 7050 – Reverse Mergers, A reverse recapitalization is a transaction in which a shell company (as defined in Exchange Act Rule 12b-2) issues its equity interests to effect the acquisition of an operating company. Reverse recapitalization is accounted for as a capital transaction equivalent to the operating company (i.e., the accounting acquirer, EvaMedia) issuing its equity for the net assets of the shell company (the Company), followed by recapitalization. A reverse recapitalization is not accounted for as a business combination because the shell company is not a business. Since reverse recapitalization is not accounted for as a business combination, no goodwill would be recorded because of the reverse recapitalization transaction. Therefore, we have eliminated goodwill of $2,010,606 as of December 31, 2024. Rather, any excess of the fair value of the shares issued by the operating company over the value of the net monetary assets of the shell company is recognized as a reduction to the shell company’s equity. In a reverse recapitalization, the legal acquirer/issuer is typically a shell company, referred to as the Company.

Rounding Error

Due to rounding, the numbers presented in the financial statements for the periods ending March 31, 2025, and December 31, 2024, and throughout the report, may not precisely add up to the totals provided, and percentages may not accurately reflect the absolute figures.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. These financial statements and accompanying notes represent the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects. We have applied them consistently to prepare the accompanying financial statements.

The results for the three months ended March 31, 2025, and 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 10, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include Cash on hand, deposits at banking institutions, and all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash balances of $316,578 and $76,356 as of March 31, 2025, and December 31, 2024, respectively.

Accounts Receivable

Accounts Receivable mainly consist of amounts owed by seven (7) customers. In some cases, customer receivables are due immediately upon demand; however, in most cases, the Company offers net 45 terms, or n/45, where payment is due in full 45 days after the invoice date. The Company bases the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the age of accounts receivable balances, and economic conditions that may affect a customer’s ability to pay and the expected default frequency rates. Trade receivables are written off when they are considered uncollectible.

As of March 31, 2025, and December 31, 2024, management determined that the allowance for doubtful accounts was $1,379,519, respectively. The bad debt expense for the three months ended March 31, 2025, and 2024 was $0 and $0, respectively.

Office Lease

Effective May 21, 2020, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitling it to use the office and conference space on an as-needed basis. The new lease is $229 per month, which is included in the general and administrative expenses. For the three months ended March 31, 2025, and 2024, the office’s rent payment was $687, respectively, and was included in the General and Administrative expenses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Our typical customers are advertising agencies classified under SIC 7319, which advertise using media but do not provide creative services (such as media buying services, including online traffic from EvaMedia). We also work with businesses (as described under NAICS 541810) that are organized to provide a full range of services, including advice, creative services, account management, production of advertising materials, media planning, and buying (i.e., advertising).

The Company earns revenue from advertisers by signing purchase or insertion orders based on Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less, Version 3.0, as defined in 4’s/IAB. Such terms and conditions are intended to provide media companies and advertising agencies with an acceptable standard for conducting business with each other. When incorporated into an insertion order, this protocol represents the shared understanding of the Company and its customers regarding the conduct of business. The Company may also sign additional documents to cover sponsorships and other arrangements involving content association, integration, and special production. The Company considers an insertion order with its customers to be a binding contract, or other similar documentation that reflects the terms and conditions under which it provides products or services. As a result, the Company considers the insertion order persuasive evidence of an arrangement. Each insertion is specific to the customer, defines each party’s fee schedule, duties, and responsibilities, and is governed by 4’s/IAB Version 3.0 for renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such a contract.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, for insertion/purchase orders or contracts (from now known as ‘contracts’) received from customers.

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

The Company adopted ASC 606 using the modified retrospective method, applying it to all contracts not completed as of January 1, 2018. The Company presents results for reporting periods beginning after January 1, 2018, under ASC 606, while prior period amounts are reported in accordance with legacy GAAP. In addition to the above guidelines, the Company also considers implementation guidance on warranties, customer options, licensing, and other topics. The Company considers revenue collectability, methods for measuring progress toward complete satisfaction of a performance obligation, warranties, customer options for additional goods or services, non-refundable upfront fees, licensing, customer acceptance, and other relevant categories.

The Company accounts for a contract when the Company and the customer (‘parties’) have approved the contract and are committed to performing their respective obligations, where each party can identify their rights, obligations, and payment terms; the contract has commercial substance. The Company will probably collect all of the consideration substantially. Revenue is recognized when performance obligations are satisfied by transferring control of the promised goods or services to the customer. The Company fixes the transaction price for goods and services at contract inception. The Company’s standard payment terms are generally net 30 days, and in some cases, payment is due upon receipt of the invoice.

The Company considers a contract modification to be a change in the scope, price (or both) of a contract that the parties approve. The parties describe contract modification as a change order, a variation, or an amendment. A contract modification exists when the parties to the contract approve a modification that either creates new or changes existing enforceable rights and obligations of the parties to the contract. The Company assumes a contract modification when approved in writing, by oral agreement, or implied through the customer’s customary business practice. If the parties to the contract have not agreed on a contract modification, the Company will continue to apply the guidance to the existing contract until the modification is approved. The Company recognizes contract modification in various forms – including but not limited to partial termination, an extension of the contract term with a corresponding price increase, adding new goods and services to the contract, with or without a corresponding price change, and reducing the contract price without a change in goods or services promised.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For all its goods and services, at contract inception, the Company assesses the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract and then evaluate whether the performance obligations are capable of being distinct and distinct within the context of the contract. Solutions and services that cannot be distinguished within the context of the agreement are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. For multi-element transactions, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price. The Company determines the standalone selling price for each item at the transaction’s inception, considering these multiple elements.

Performance Obligation	Types of Deliverables	When Performance Obligation is Typically Satisfied
Insertion Order for Online Advertising	The Company sets up the advertising campaign on Eva’s demand-side Platform. It specifies the types of ads (banner, search, video, etc.), the placement of the campaign (Website, mobile, or ad networks), and the target audience of the ads (demographics, interests, etc.).	The Company recognizes the consulting revenues when the customer receives services over the length of the contract. If the customer pays the Company in advance for these services, the Company records this payment as deferred revenue until the services are completed.

The Company assumes that the goods or services promised in the existing contract will be transferred to the customer to determine the transaction price. The Company believes the agreement will not be cancelled, renewed, or modified; therefore, the transaction price includes only those rights the Company has under the present contract. For example, suppose the Company agrees with a customer with an original term of one year and expects the customer to renew for a second year. In that case, the Company will determine the transaction price based on the initial one-year period. When choosing the transaction price, the Company first identifies the fixed consideration, including non-refundable upfront payment amounts.

To allocate the transaction price, the Company allocates an amount that best represents the consideration the entity expects to receive for transferring each promised good or service to the customer. To meet the allocation objective, the Company allocates the transaction price to each performance obligation identified in the contract on a relative, standalone selling price basis. In determining the standalone selling price, the Company uses the best evidence of the standalone selling price that the Company charges to similar customers in similar circumstances. The Company sometimes uses the adjusted market assessment approach to determine the standalone selling price. It evaluates the market in which it sells the goods or services and estimates the price customers would pay for those goods or services when sold separately.

The Company recognizes revenue when or as it transfers the promised goods or services in the contract. The Company considers the “transfers” of the promised goods or services to have occurred when the customer obtains control of the goods or services. The Company believes a customer “obtains control” of an asset when, or as, it can directly use and obtain substantially all the remaining benefits from the asset. The Company recognizes deferred revenue related to services it will deliver within one year as a current liability. The Company presents deferred revenue related to services that the Company will provide more than one year into the future as a non-current liability.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of Cash. The Company places its Cash with a major banking institution. The Company had cash balances exceeding the Federal Deposit Insurance Corporation limit as of March 31, 2025.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Legal Proceedings

The Company discloses a loss contingency if there is at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable, and the amount can be reasonably estimated. The Company can reasonably estimate a range of loss with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability of pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses incurred. The Company is currently not involved in any litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the carrying amounts. An impairment charge amount is recognized if and when the asset’s carrying value exceeds the fair value.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. This method calculates deferred tax assets and liabilities based on the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable each year.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions, commonly referred to as tax contingencies. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, more than 50%, is likely to be realized upon ultimate settlement.

The Company considers various factors when evaluating and estimating its tax positions and benefits, which may necessitate periodic adjustments and may not accurately predict actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the consolidated statements of operations. The Management of the Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website and Software Development Costs

According to ASC 985-20, Software development costs, including expenses incurred to develop software sold, leased, or otherwise marketed, are capitalized after establishing technological feasibility, if significant. The Company amortizes the capitalized software development costs using the straight-line amortization method over the estimated useful life of the application software. By December 2018, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it could produce and meet the design specifications of the Eva Platform and its various components. The Company estimates the useful life of the software to be three (3) years.

The Company includes certain Website and app purchases as part of these capitalized costs. The capitalization of website costs is a significant portion of the total assets. The Company capitalizes on significant expenses incurred during the application development stage for internal-use software. The Company does not believe that capitalizing software development costs is a material matter.

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50, “Website Development Costs” (ASC 350-50). The Company capitalizes on external website development costs (“website costs”), which primarily include:

●	third-party costs related to acquiring domains and developing applications,
●	as well as costs incurred to develop or acquire and customize code for web applications,
●	costs to develop HTML web pages or develop templates and
●	costs to create original graphics for the website, which included the design and layout of each page.

The Company also capitalizes on costs incurred for website application and infrastructure development; we account for such costs in accordance with ASC 350-50. The Company estimates the useful life of the Website to be three (3) years.

Share-based compensation to employees and non-employees

The Company applies ASC 718 guidance to account for share-based compensation for certain employees and non-employee individuals, including outsourced employees, non-employee directors, and consultants performing management functions, who are either employees or non-employees of the Company. The differences in accounting for share-based payment awards granted to employees versus non-employees relate to the measurement date and recognition requirements. The Company believes that an employee is the one who has the right to exercise sufficient control to establish an employer-employee relationship, as established in case law and currently outlined in the US Internal Revenue Service (IRS) Revenue Ruling 87-41.

Restricted securities are securities acquired in unregistered, private sales from the Company or an affiliate. The restricted securities require the owner to follow the US Securities and Exchange Commission guidelines defined under Rule 144 - Selling Restricted and Control Securities. On the other hand, restricted shares issued for consideration other than for goods or employee services are fully paid for immediately. As a result, the Company has expensed these shares at the time the contract was signed. There is no vesting period for non-employee stock options.

Fair Value

The Company uses current market values to recognize certain assets and liabilities at a fair value. The fair value is the estimated price at which an asset can be sold, or a liability settled, in an orderly transaction to a third party under current market conditions. The Company uses the following methods and valuation techniques for deriving fair values:

Market Approach – The market approach uses the prices associated with actual market transactions for similar or identical assets and liabilities to derive a fair value.

Income Approach – The income approach utilizes estimated future cash flows or earnings, adjusted by a discount rate that reflects the time value of money and the risk of not achieving the cash flows, to derive a discounted present value.

Cost Approach – The cost approach uses the estimated cost to replace an asset, adjusted for the obsolescence of the existing asset.

The Company ranks the fair value hierarchy of information sources from Level 1 (the most reliable) to Level 3 (the least reliable). The Company uses these three levels to select inputs for valuation techniques:

Level I	Level 2	Level 3
Level 1 is a quoted price for an identical item in an active market on the measurement date. This is the most reliable evidence of fair value and is used whenever this information is available.	Level 2 is directly or indirectly observable inputs other than quoted prices. An example of a Level 2 input is a valuation multiple for a business unit, based on the sales of comparable entities.	Level 3 is an unobservable input. It may include the Company’s data, adjusted for other reasonably available information. Examples of a Level 3 input are an internally generated financial forecast.

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2025, and 2024, the Company had 31,342,285 and 30,763,338 basic and dilutive shares issued and outstanding, respectively. Common stock equivalents were dilutive during the three months ending March 31, 2025, due to a net income of $1,995,694. As a result, common equivalent shares are included in the computation since their effect is dilutive. Common stock equivalents were dilutive during the three months ending March 31, 2024, due to a net income of $196,709.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

As of March 31, 2025, the Company had an accumulated deficit of $26,473,981 and had not yet generated consistent, significant revenues to achieve a positive cash flow from operations sufficient to cover ongoing expenses. As a result, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2024, and 2023, expressing substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements include additional disclosures outlining the factors contributing to this assessment. They do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities, which may be necessary if the Company is unable to continue operations.

Management has evaluated the Company’s ability to meet its obligations over the next twelve months by considering a range of factors, including general economic conditions, key industry indicators, operating performance, capital expenditures, future commitments, and overall liquidity. If the Company is unable to generate sufficient revenue by December 31, 2025, we will require additional capital through funding from existing or new investors, as well as adjustments to improve operational cash flow.

The accumulated deficit on March 31, 2025, and December 31, 2024, was $26,473,981 and $28,469,675, respectively.

During the three months ended March 31, 2025, and 2024, the Company incurred net income of $1,995,694 and $196,709, respectively. The working capital surplus as of March 31, 2025, and December 31, 2024, was $3,553,262 and $1,560,391.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of March 31, 2025, and December 31, 2024, the Company had $316,578 and $76,356 in cash. The Company believes that future cash flows may not be sufficient to meet its debt obligations as they become due in the ordinary course of business for the foreseeable future. Prior to the quarter ended March 31, 2025, the Company had experienced negative cash flow from operations and the ongoing requirement for substantial additional capital investment to develop its Eva Platform. The Company must raise additional capital to achieve its growth plan over the next twelve to twenty-four months. The Company expects to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms, such as financing and capital, that might be available.

The Company’s ability to continue as a going concern may depend on the success of management’s plans. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and liabilities that might be necessary if the Company cannot continue as a going concern.

To the extent the Company’s operations need to be improved to fund the Company’s capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions or try to raise capital through the sale of additional capital stock or the issuance of debt.

The Company intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing as the Company increases its benefits beyond fiscal 2025.

NOTE 4 – CAPITALIZED WEBSITE AND SOFTWARE DEVELOPMENT COSTS

During the fiscal year ended March 31, 2025, and December 31, 2024, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At March 31, 2025, and December 31, 2024, there was no gross or unamortized balance of capitalized software costs.

As the software is fully amortized as of December 31, 2023, there is no estimated amortization expense in 2024 and beyond.

The Company has estimated aggregate amortization expenses for each of the five succeeding fiscal years, based on the estimated lifespan of the software asset of three (3) years.

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

The Company purchased furniture valued at $9,321 as of March 31, 2025.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

As of September 28, 2021, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitling it to use the office and conference space as needed. The new lease is $229 per month, which is included in the general and administrative expenses. For the three months ending March 31, 2025, and 2024, the office’s rent payment was $687, respectively, and was included in the General and Administrative expenses.

Employment Agreement

The Company has entered into a formal employment agreement with its Chief Executive Officer, David Boulette. The CEO’s annual salary is $360,000 per annum. The Company accrues compensation payable to the CEO in Accounts Payable and accrued expenses.

Pending Litigation

Management is unaware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting the assets or affiliates of the Company.

NOTE 7 – RELATED PARTY TRANSACTIONS

Payroll Liabilities – Related Party

The payroll liabilities are all attributed to unpaid salaries of officers and related parties. As of March 31, 2025, and December 31, 2024, payroll liabilities related to parties were $2,226,062 and $2,126,562, respectively.

Accounts Payable and Accrued Liabilities – Related Party

Mr. Boulette, CEO of the Company, occasionally provides funding for the Company’s working capital. As of March 31, 2025, and December 31, 2024, the accounts payable related to parties were $0 and $0, respectively.

Media Traffic Purchase – Related Party

Hottest Media LLC (“Hottest”) is authorized to act as the Company’s agent in purchasing materials and services required to produce advertising on the Company’s behalf. For the three months ending March 31, 2025, and 2024, Hottest has been the sole entity that buys media for the company. Consequently, Hottest has a significant influence on the Company due to its position, relationship, involvement, transactions, or contractual arrangements. During the three months ended March 31, 2025, and 2024, the Company spent $1,300,766 and $1,673,778 on buying media traffic.

NOTE 8 – STOCKHOLDERS’ EQUITY

In February 2025, the Company announced a 4-to-1 reverse stock split effective February 11, 2025, as part of its strategy to uplist to a national securities exchange. The move aims to increase the company’s share price to meet national exchange listing requirements and attract institutional investors.

Under the reverse split, every four shares of outstanding common stock will be converted into one share. Shareholders entitled to fractional shares will receive one full share instead; no action is required from shareholders, as the changes will be automatically reflected in their accounts.

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.0001 per share, of which 31,342,285 are issued and outstanding as of March 31, 2025, reflecting the reverse split.

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

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

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

NOTE 10 – DEBT FINANCING

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

Term Loans

In June 2024, the Company secured financing of a $500,000 note from an investor. As of the reporting date, $500,000 of this amount has been received. The note carries a term of thirty-three months and accrues interest at a rate of 6.00%. The Company paid back $100,000 in August 2024 and $100,000 in January 2025; as a result, the current outstanding principal balance is $300,000.

On March 18, 2025, the Company entered into a promissory note agreement with 1800 Diagonal Lending LLC (the “Lender”) for an original principal amount of $233,910 (the “Note”). The Company received gross proceeds of $200,000.00 after deducting an original issue discount (“OID”) of $26,910 and paying $7,000 in fees and expenses. The Note bears interest at a fixed rate of 12% per annum, with a minimum interest payment obligation of $28,069, regardless of the actual amount accrued.

The Note matures ten (10) months from the issuance date and is payable in ten (10) monthly instalments of $26,198 each, commencing thirty (30) days after issuance. The Company may prepay the Note without penalty, subject to certain discounts if the prepayment is made within specified periods. In the event of default, the outstanding balance of principal and interest may be increased by 150%, and the Lender has the option to convert the Note into shares of the Company’s common stock at a conversion price equal to a 35% discount to the lowest closing bid price of the Company’s common stock during the ten (10) trading days prior to conversion.

As of March 31, 2025, the Company received $200,000 in proceeds under the Note and had not made any principal repayments to date.

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

On April 3, 2025, the Company engaged Lao Professionals (“LAO”) as its independent registered public accounting firm for the fiscal years ending December 31, 2023, and 2024. The selection of LAO was based on its ability to meet the Company’s reporting requirements and its alignment with the Company’s needs.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief, or current expectations, primarily concerning the future operating performance of the Company and the products we expect to offer, and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases, and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date they are made. We undertake no obligation to update such statements to reflect events or circumstances that exist after the date on which they are made.

Company Overview

Eva Live Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 27, 2002, as International Pit Boss Gaming, Inc. On October 1, 2002, the Company merged with Pro Roads Systems, Inc., a Florida corporation and a public shell company listed on the Pink Sheets. Pro Roads Systems, Inc. had no operations before the merger. The purpose of the merger was to change the Company’s domicile from Florida to Nevada. From its inception to 2006, the Company designed and developed software for the gaming industry. The Company changed its name on February 14, 2006, to Logo Industries Corporation and, on November 18, 2008, to Malwin Ventures Inc. On February 11, 2014, the Company announced that it had entered into negotiations with Impact Future Media LLC, and its President and Founder, Francois Garcia, acquired 100% of Impact Future Media LLC and its media and entertainment assets. The Company announced the closing of this transaction on March 25, 2014. From March 2014 to September 28, 2021, the Company was involved in the entertainment, publishing, and interactive industries.

The Company’s year-end is December 31.

On September 9, 2021, the Company completed a reverse split in the amount of 1 for 150, changed the Company’s name to Eva Live Inc., changed the Company’s trading Symbol from MLWN to GOAI, and executed an Acquisition Agreement resulting in a change of control of the Issuer. On September 10, 2021, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name from “Malwin Ventures, Inc.” to “Eva Live, Inc.” (the “Name Change”) and a change in the Company’s ticker symbol from “MLWN” to the new trading symbol “GOAI” (the “Symbol Change”). Trading under the new ticker symbol began at market opening on July 11, 2021. The current shareholders do not require any action from them concerning the change in the trading symbol. The Company’s CUSIP also changes to 98892100.

Current Operations

We execute our business through the Eva Platform, which is based on Artificial Intelligence (AI), to match advertising campaigns with specific ad spots one at a time. Our system creates conversion mapping tables that enable us to increase conversion rates by analyzing trends with optimized historical conversion rates and further capitalizing on and improving those rates. We leverage “big data,” an accumulation of data that is too large and complex for traditional database management tools to process. As more companies strive to leverage big data for informed business decisions, we have developed automated tools that analyze the data and provide relevant information to our decision logic. We have designed our solution to optimize brand campaigns to create brand awareness and direct response campaigns with a fixed conversion point.

Since September 28, 2021, the Company has operated at the junction of digital marketing and media monetization. We enhance market awareness for companies and brands by delivering best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC 7319) and businesses across various industries that utilize our platform to market their products and services, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, primarily the United States and Canada. As of March 31, 2025, and December 31, 2024, we had seven (7) and six (6) customers, primarily from North America. The top three customers accounted for 88% and 85% of the receivables as of March 31, 2025, and December 31, 2024, respectively. Our Company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. These clients utilize our platform to advertise with media outlets and participate in media buying services, including acquiring online traffic through the Eva Platform. We also work with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising materials, media planning, and buying (i.e., placing advertisements).

In November 2020, the Company completed the development of the Eva XML Platform (“Platform”), which buys traffic from various sources and sells it to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds. The Eval XML Platform manages the entire ad buying and selling process by integrating with Google, Microsoft, Taboola, Revcontent, Gemini, and Facebook. The Eva XML Platform creates thousands of ads with the push of a button. The Eva XML Platform manages spending based on the performance of keywords in the ad campaign to maximize arbitrage revenue.

We adhere to the Interactive Advertising Bureau (IAB) and the American Association of Advertising Agencies (4A’s) standard terms and conditions for internet advertising, applicable to media buys of one year or less. We execute an Insertion Order (IO) with our customers, a formal, contractual document used in advertising and media placement. It outlines the specifics of an advertising campaign a client has agreed to run with an advertising sales agency or a publisher. It serves as a purchase order but for media space or time slots, and its primary function is to specify the obligations of all parties involved. We comply with the IO, including all Ad placement restrictions, and provide Ads to the Site specified on the IO when an Internet user visits such a Site. We sent the initial invoice upon completion of the first month’s delivery or within 30 days of completion of the IO, whichever is earlier. Our customers will make payment 30 days from receipt of the invoice, or as otherwise stated in a payment schedule set forth on the invoice of purchase (IO). We hold customers liable for payments solely to the extent that the proceeds have cleared from the Advertiser to the Agency for Ads placed following the IO. We provide reports at least weekly, either electronically or in writing, unless otherwise specified in the IO. Our customers may cancel the entire IO, or any portion thereof, as follows:

●	With 14 days prior written notice to us, without penalty, for any guaranteed Deliverable, including, but not limited to, CPM (cost per thousand impressions) Deliverables.
●	With seven (7) days prior written notice to us, without penalty, for any non-guaranteed Deliverable, including, but not limited to, CPC (cost per clicks) Deliverables, CPL (cost per leads) Deliverables, or CPA (cost per acquisition) Deliverables, as well as some non-guaranteed CPM Deliverables.
●	With 30 days prior written notice to us, without penalty, for any flat fee-based or fixed-placement Deliverables.
●	Either party may terminate an IO at any time if the other party is in material breach of its obligations under this agreement, which breach is not cured within ten days after receipt of written notice thereof from the non-breaching party.

Our contract includes other standard terms and conditions, including, but not limited to, force majeure, indemnification, limitation of liability, non-disclosure, data usage and ownership, privacy, laws, third-party ad serving and tracking (applicable if a third-party ad server is used), and other legally binding clauses.

We execute our business through the Eva Platform, which is based on Artificial Intelligence (AI), to match advertising campaigns with specific ad spots one at a time. Our system creates conversion mapping tables that enable us to increase conversion rates by analyzing trends with optimized historical conversion rates and further capitalizing on and improving those rates. We leverage “big data,” an accumulation of data that is too large and complex for traditional database management tools to process. As more companies strive to leverage big data for strategic business decisions, we have developed automated tools that analyze the data and provide relevant information to our decision logic. We have designed our solution to optimize brand campaigns to create awareness and direct response campaigns with a fixed conversion point.

The Company also owns the Eva XML Platform, which purchases traffic from various sources and sells it to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds. The Eval XML Platform manages the entire ad buying and selling process by integrating with Google, Microsoft, Taboola, Revcontent, Gemini, and Facebook. It enables the creation of thousands of ads with the click of a button. The Eva XML Platform manages spending based on the performance of keywords in the ad campaign to maximize arbitrage revenue.

PLAN OF OPERATIONS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business.

The Company earns revenues from advertisers by signing purchase or insertion orders based on Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less, Version 3.0, as defined in 4’s/IAB . We intend to offer media companies and advertising agencies a standard for conducting mutually acceptable business, based on specific terms and conditions that are mutually agreed upon. When incorporated into an insertion order, this protocol represents the shared understanding of the Company and its customers regarding the conduct of business. The Company may also sign additional documents to cover sponsorships and other arrangements involving content association, integration, and special production. The Company considers an insertion order with its customers to be a binding contract with the customer, or other similar documentation, reflecting the terms and conditions under which it provides products or services. As a result, the Company considers the insertion order persuasive evidence of an arrangement. Each insertion is specific to the customer, defines each party’s fee schedule, duties, and responsibilities, and is governed by 4’s/IAB Version 3.0 for renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such a contract.

Several key financial and operational metrics, including but not limited to, are particularly important for evaluating our business’s performance and financial health.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business.

Revenue: The Company receives ad spend or a marketing budget from customers to develop marketing campaigns for their products and services. The Company recognizes the total Ad Spend of the Client as its revenue. Our revenues are directly proportional to the amount of Ad Spend on the platform.

Operating Expenses: Our operating expenses comprise general and administrative costs, media traffic purchases, and amortization and depreciation.

General and administrative expenses include, but are not limited to, salaries, professional fees, rent, and sales and marketing.

Media traffic purchases encompass ad inventory acquired from publishers and data costs incurred from data providers. We purchase media traffic from a third-party vendor and receive a consolidated bill.

Amortization and depreciation expenses include the costs associated with the development of the Eva Platform.

Net Income (Loss): We calculate net income (loss) as the difference between revenues and operating expenses, which include general and administrative expenses, media traffic purchases, amortization, and depreciation.

Net margin: Net income (loss)/Total Revenue ×100

While these are important metrics for our business, specific performance indicators (KPIs) may vary depending on our current business model, strategic goals, and the specifics of our operations.

The Company believes it needs capabilities to develop and successfully further develop and innovate its AdTech technology solutions with AI-integrated solutions—the Company budgets at least $500,000 for sales and marketing campaigns over the next twelve months. We require additional capital to the extent that the Company’s operations are insufficient to fund its capital requirements. The Company will attempt to raise capital through the issuance of equity or debt. The Company’s ability to continue as a going concern may depend on the success of management’s plans. The consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and liabilities that might be necessary if the Company is unable to continue as a going concern.

Financial Conditions at March 31, 2025, and December 31, 2024

As of March 31, 2025, and December 31, 2024, the Company had $316,578 and $76,356 in cash, respectively, to execute its business plan. As of March 31, 2025, and December 31, 2024, the Company had accumulated deficits of $26,473,981 and $28,469,675, respectively. The Company had a working capital surplus of $3,553,262 and $1,560,391 as of March 31, 2025, and December 31, 2024, respectively.

RESULTS OF OPERATIONS

Three Months Ending March 31, 2025, and 2024

Currently, we generate all our revenues from the principal-based model. The Company generated revenues of $3,681,520 and $2,236,950 for the three months ended March 31, 2025, and 2024. The number of customers for the three months ended March 31, 2025, and 2024 was seven (7) and three (3), respectively. Additionally, this increase in revenue was further bolstered by the larger size of the contracts secured during the three months concluding on March 31, 2025. The Company incurred a net income of $1,995,694 and $196,709 for the three months ended March 31, 2025, and 2024, respectively.

During the three months ended March 31, 2025, and 2024, the Company incurred general and administrative costs (“G and A”) of $377,385 and $366,463, representing 10.25% and 16.38% of the respective quarterly revenue, due to an increase in operational efficiency.

During the three months ended March 31, 2025, and 2024, the Company spent $1,300,766 and $1,673,778 on buying media traffic, representing 35.33% and 74.82% of the respective quarterly revenue, due to an increase in platform performance. During the three months ended March 31, 2025, and 2024, the amortization and depreciation expenses were $407 and $0.

The Company’s rent expenses were $687 for both the three months ended March 31, 2025, and 2024, respectively. The rent expenses are included in the “G and A”.

Reconciliation of Net Income (GAAP) to EBITDA (Non-GAAP):

The table below reconciles our net income, the closest comparable GAAP measure, to EBITDA.

	Three months ended
Description	March 31, 2025	March 31, 2024
Net income (GAAP Measure)	$1,995,694	196,709
Add: Interest expense.	7,268	-
Add: Taxes	-	-
Add: Amortization & Depreciation	407	-
Add: Goodwill impairment	-	-
EBITDA (Non-GAAP Measure)	$2,003,369	196,709

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, and December 31, 2024, the Company had $316,578 and $76,356 in cash to execute its business plan. As of March 31, 2025, and December 31, 2024, the Company had accumulated deficits of $26,473,981 and $28,469,675, respectively. The Company had a working capital surplus of $3,553,262 and $1,560,391 as of March 31, 2025, and December 31, 2024, respectively.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that the Company’s cash on hand may not be sufficient to meet its working capital and corporate development needs as they become due in the ordinary course of business over the next twelve (12) months following March 31, 2025. The Company had not generated significant revenues or cash flow from operations in the past, and for the three months ended March 31, 2025. Prior to the quarter ended March 31, 2025, the Company had experienced negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising significant additional capital to achieve its growth plan over the next twelve months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms, such as financing and capital, that might be available.

Over the next twelve months, the Company will continue to invest in sales, marketing, product support, technology development, and the enhancement of existing technology solutions to serve our customers. We expect capital expenditure to increase to up to $250,000 over the next twelve months to support growth, primarily through software development, acquisition of complementary software, and the purchase of computers and servers. In addition, the Company estimates the additional expenditure to be $250,000, which provides $100,000 for sales and marketing and $150,000 for working capital, respectively.

For the next three to six months, we anticipate that our existing cash on hand, cash flows from operations, and access to funding will be sufficient to cover our operating activities and other cash commitments, including related party payments and material capital expenditures. However, we may need additional funds to achieve sustainable sales, which ongoing operations can fund out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

GOING CONCERN CONSIDERATION

We have yet to generate significant revenues and cash flow from operations to cover our ongoing expenses. As of March 31, 2025, the Company had an accumulated deficit of $26,473,981. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2024, and 2022, regarding concerns about our ability to continue as a going concern. Our financial statements include additional note disclosures that describe the circumstances leading to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management has considered various factors in evaluating the Company’s sustainability and the ability to manage obligations due within a year. Management has considered general economic conditions, key industry metrics, operating results, capital expenditure, commitments, future obligations, and liquidity. If there is a delay in generating significant revenues by December 31, 2024, the Company will require capital infusions from new and existing investors, streamline operating costs, and evaluate new business strategies to enhance cash flow from operations.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

We have based our management’s discussion and analysis of our financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses for the reporting periods. Our actual results may differ from these estimates, and such differences could be material and uncertain in the current economic environment, particularly given the impact of COVID-19.

In more detail, we have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2024, filed with the SEC on October 27, 2023. We evaluate our critical accounting estimates and judgments, as required by our policies, on an ongoing basis and update them as necessary based on changing conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The amendments in the ASU are effective for fiscal years beginning after January 1, 2020, including interim periods within those fiscal years. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted this ASU as of January 1, 2020, for ASC 606, Revenue Recognition and Amended ASU 2016-02, Leases (Topic 840). The ASU is currently not expected to have a material impact on our consolidated financial statements. While we have described significant accounting policies in more details in Note 2 of our annual financial statements included in our S-1/A for the fiscal year ended December 31, 2024, filed with the SEC on October 27, 2023, we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a -15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2025, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes, due to limited personnel, and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business identifying third-party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the internal controls and financial reporting process.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended March 31, 2025, and 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVA LIVE INC.

Date: May 15, 2025	/s/ David Boulette
David Boulette, President and CEO (Principal Executive Officer)

Date: May 15, 2025	/s/ David Boulette
David Boulette, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

