Form 10-Q
period 2025-06-30
Eva Live Inc
filed 2025-08-01
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period June 30, 2025

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on August 1, 2025, was 31,342,285.

EVA LIVE INC.

EVA LIVE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)

Assets:
Current assets
Cash	$261,079	$76,356
Accounts receivable, net of allowance for doubtful accounts of $1,379,519 and $1,379,519, respectively	8,779,875	4,023,578
Original issuance discount	46,710	-
Deferred financing costs	14,000	-
Other assets	269	269
Total current assets	$9,101,933	$4,100,203
Furniture, fixtures, and equipment	13,292	6,498
Total assets	$9,115,225	$4,106,701
Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	2,311,060	2,126,562
Accounts payable related party	-	-
Deferred revenue	-	-
Notes payable	589,963	400,000
Accrued interest	26,518	13,250
Total current liabilities	$2,927,541	$2,539,812
Total liabilities	$2,927,541	$2,539,812
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.0001, 300,000,000 shares authorized; 31,342,285 and 31,342,285 shares issued and outstanding, as of June 30, 2025, and December 31, 2024, respectively	3,134	3,134
Additional paid-in capital	30,033,430	30,033,430
Accumulated deficit	(23,848,880)	(28,469,675)
Total stockholders’ equity (deficit)	$6,187,684	$1,566,889
Total liabilities and stockholders’ deficit:	$9,115,225	$4,106,701

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	4,138,712	2,188,616	7,820,232	4,425,566
Total revenue	$4,138,712	$2,188,616	$7,820,232	$4,425,566
Operating expenses
General and administrative	331,451	588,447	708,836	954,911
Media traffic purchase	1,175,780	1,954,051	2,476,546	3,627,830
Amortization and depreciation	380	-	787	-
Total operating expenses	1,507,611	2,542,498	3,186,169	4,582,741
Operating income (loss)	2,631,101	(353,882)	4,634,063	(157,175)
Other income (expense):
Interest expense	(6,000)	(6,479)	(13,268)	(6,477)
Total other income (expense)	(6,000)	(6,479)	(13,268)	(6,477)
Income (loss) before provision for income taxes	2,625,101	(360,361)	4,620,795	(163,652)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	$2,625,101	$(360,361)	$4,620,795	$(163,652)
Net loss per common share, basic and diluted	0.08	(0.01)	0.15	(0.01)
Weighted average number of common shares outstanding basic and diluted	31,341,436	30,763,338	31,341,436	30,763,338

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Three months ended June 30, 2024
Balance - March 31, 2024	30,763,087	$3,077	$24,060,884	$(24,519,698)	$(455,737)

Balance June 30, 2024
Net loss	-	-	-	(360,361)	(360,361)
Balance - June 30, 2024	30,763,087	$3,077	$24,060,884	$(24,880,059)	$(816,098)
Three months ended June 30, 2025
Balance - March 31, 2025	31,342,285	$3,134	$30,033,430	$(26,473,981)	$3,562,583
Net loss	-	-	-	2,625,101	2,625,101
Balance -June 30, 2025	31,342,285	$3,134	$30,033,430	$(23,848,880)	$6,187,684

The accompanying notes are an integral part of these consolidated financial statements.

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Six months ended June 30, 2024
Balance - December 31, 2023	30,763,087	$3,077	$24,060,884	$(24,716,407)	$(652,466)

Balance June 30, 2024
Net loss	—	—	—	(163,652)	(163,652)
Balance - June 30, 2024	30,763,087	$3,077	$24,060,884	$(24,880,059)	$(816,098)
Six months ended June 30, 2025
Balance - December 31, 2024	31,342,285	$3,134	$30,033,430	$(28,469,675)	$1,566,889
Net loss	—	—	—	4,620,795	4,620,795
Balance -June 30, 2025	31,342,285	$3,134	$30,033,430	$(23,848,880)	$6,187,684

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2025 (Unaudited)	June 30, 2024 (Unaudited)
Cash Flows from operating activities:
Net loss	$4,620,795	$(163,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	787	-
Changes in operating assets and liabilities:
Accounts receivable	(4,756,297)	347,188
Deferred revenue	-	(150,000)
Deferred financing costs	(14,000)	-
Accounts payable and accrued expenses	184,498	153,933
Accounts payable - related party	-	(68,209)
Accrued interest	13,268	6,480
Original issuance discount	(46,710)	-
Net Cash used in operating activities	$2,341	$125,740
Cash flow from investing activities:
Fixed assets	(7,581)	-
Net Cash provided by investing activities	$(7,581)	$-
Cash flow from financing activities:
Funds from notes	189,963	740,000
Net Cash Provided by financing activities	$189,963	$740,000
Net change in Cash and cash equivalents for the year	184,723	865,740
Cash and cash equivalents at the beginning of the year	76,356	472,509
Cash and cash equivalents at the end of the year	$261,079	$1,338,249

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

Since September 28, 2021, the Company has operated at the junction of digital marketing and media monetization. We enhance market awareness for companies and brands by delivering best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC 7319) and businesses across various industries that seek to market their products and services using our platform, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, primarily the United States and Canada. As of June 30, 2025, and December 31, 2024, we had eleven (11) and six (6) customers, primarily from North America. The top three customers accounted for 88% and 85% of the receivables as of June 30, 2025, and December 31, 2024, respectively. Our Company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. These clients utilize our platform to advertise with media outlets and participate in media buying services, including acquiring online traffic through the Eva Platform. We also work with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising materials, media planning, and buying (i.e., placing advertisements).

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

We adhere to the Interactive Advertising Bureau (IAB) and the American Association of Advertising Agencies (4A’s) standard terms and conditions for internet advertising, applicable to media buys of one year or less. We execute an Insertion Order (IO) with our customers, a formal, contractual document used in advertising. It outlines the specifics of an advertising campaign a client has agreed to run with an advertising sales agency or a publisher. It serves as a purchase order but for media space or time slots, and its primary function is to specify the obligations of all parties involved. We comply with the IO, including all Ad placement restrictions, and provide Ads to the Site specified on the IO when an Internet user visits such a Site. We sent the initial invoice upon completion of the first month’s delivery or within 30 days of completion of the IO, whichever is earlier. Our customers will make payment 30 days from receipt of the invoice, or as otherwise stated in a payment schedule set forth on the invoice of purchase (IO). We hold customers liable for payments solely to the extent that the proceeds have cleared from the Advertiser to the Agency for Ads placed following the IO. We provide reports at least weekly, either electronically or in writing, unless otherwise specified in the IO. Our customers may cancel the entire IO, or any portion thereof, as follows:

●	With 14 days prior written notice to us, without penalty, for any guaranteed Deliverable, including, but not limited to, CPM (cost per thousand impressions) Deliverables.
●	With eleven (11) days prior written notice to us, without penalty, for any non-guaranteed Deliverable, including, but not limited to, CPC (cost per clicks) Deliverables, CPL (cost per leads) Deliverables, or CPA (cost per acquisition) Deliverables, as well as some non-guaranteed CPM Deliverables.
●	With 30 days prior written notice to us, without penalty, for any flat fee-based or fixed-placement Deliverables.
●	Either party may terminate an IO at any time if the other party is in material breach of its obligations under this agreement, which breach is not cured within ten days after receipt of written notice thereof from the non-breaching party.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

Change of Auditors

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

Rounding Error

Due to rounding, the numbers presented in the financial statements for the periods ending June 30, 2025, and December 31, 2024, and throughout the report, may not precisely add up to the totals provided, and percentages may not accurately reflect the absolute figures.

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

The results for the three months ended June 30, 2025, and 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 10, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include Cash on hand, deposits at banking institutions, and all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash balances of $261,079 and $76,356 as of June 30, 2025, and December 31, 2024, respectively.

Accounts Receivable

Accounts Receivable mainly consist of amounts owed by eleven (11) customers. In some cases, customer receivables are due immediately upon demand; however, in most cases, the Company offers net 45 terms, or n/45, where payment is due in full 45 days after the invoice date. The Company bases the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the age of accounts receivable balances, and economic conditions that may affect a customer’s ability to pay and the expected default frequency rates. Trade receivables are written off when they are considered uncollectible.

As of June 30, 2025, and December 31, 2024, management determined that the allowance for doubtful accounts was $1,379,519, respectively. The bad debt expense for the six months ended June 30, 2025, and 2024 was $0 and $5,064, respectively.

Office Lease

Effective May 21, 2020, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitling it to use the office and conference space as needed. The new lease is $229 per month, which is included in the general and administrative expenses. For the six months ended June 30, 2025, and 2024, the office’s rent payment was $1,374, respectively, and was included in the General and Administrative expenses.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of Cash. The Company places its Cash with a major banking institution. The Company had cash balances exceeding the Federal Deposit Insurance Corporation limit as of June 30, 2025.

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2025, and 2024, the Company had 31,341,436 and 30,763,338 basic and dilutive shares issued and outstanding, respectively. Common stock equivalents were dilutive during the three months ending June 30, 2025, due to a net income of $1,995,694. As a result, common equivalent shares are included in the computation since their effect is dilutive. Common stock equivalents were dilutive during the three months ending June 30, 2024, due to a net income of $196,709.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

As of June 30, 2025, the Company had an accumulated deficit of $23,848,880 and had not yet generated consistent, significant revenues to achieve a positive cash flow from operations sufficient to cover ongoing expenses. As a result, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2024, and 2023, expressing substantial doubt about the Company’s ability to continue as a going concern.

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

The accumulated deficit on June 30, 2025, and December 31, 2024, was $23,848,880 and $28,469,675, respectively.

During the six months ended June 30, 2025, and 2024, the Company incurred net income of $4,620,795 and a net loss of $163,652, respectively. The working capital surplus as of June 30, 2025, and December 31, 2024, was $6,078,645 and $1,560,391.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of June 30, 2025, and December 31, 2024, the Company had $261,079 and $76,356 in cash. The Company believes that future cash flows may not be sufficient to meet its debt obligations as they become due in the ordinary course of business for the foreseeable future. Prior to the quarter ended June 30, 2025, the Company had experienced negative cash flow from operations and the ongoing requirement for substantial additional capital investment to develop its Eva Platform. The Company must raise additional capital to achieve its growth plan over the next twelve to twenty-four months. The Company expects to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms, such as financing and capital, that might be available.

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

NOTE 4 – CAPITALIZED WEBSITE AND SOFTWARE DEVELOPMENT COSTS

During the fiscal year ended June 30, 2025, and December 31, 2024, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At June 30, 2025, and December 31, 2024, there was no gross or unamortized balance of capitalized software costs. As the software is fully amortized as of December 31, 2023, there is no estimated amortization expense in 2024 and beyond.

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

During the three months ended June 30, 2025, the Company purchased additional furniture with a cost of $7,581. As of June 30, 2025, the gross carrying amount of furniture was $14,079, with accumulated depreciation of $787, resulting in a net book value of $13,292.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

As of September 28, 2021, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitling it to use the office and conference space as needed. The new lease is $229 per month, which is included in the general and administrative expenses. For the three months ending June 30, 2025, and 2024, the office’s rent payment was $1,374, respectively, and was included in the General and Administrative expenses.

Employment Agreement

The Company has entered into a formal employment agreement with its Chief Executive Officer, David Boulette. The CEO’s annual salary is $360,000 per annum. The Company accrues compensation payable to the CEO in Accounts Payable and accrued expenses. On May 31, 2025, the Company entered into an Employment Agreement with David Boulette, appointing him as Chief Executive Officer (CEO) of Eva Live Inc. Key terms of the agreement include: Mr. Boulette is entitled to receive an annual base salary of $552,000 (or $46,000 monthly), payable in accordance with the Company’s regular payroll schedule. Mr. Boulette is eligible for an annual performance bonus equivalent to 5% of the Company’s net profits before taxes, as determined by the Board of Directors based on the audited financial statements of the preceding fiscal year. Pursuant to the Executive Stock Options Plan dated May 31, 2025, Mr. Boulette was granted 20,000,000 stock options to acquire shares of the Company’s common stock at an exercise price of $0.10 per share. No options vest prior to January 1, 2026 (Cliff Vesting Date). 20% of the options (4,000,000 shares) will vest on January 1, 2026, with an additional 20% vesting on each of the following four anniversaries of the grant date (May 31, 2026 – May 31, 2029), subject to continued employment. Any unvested options are forfeited upon termination before the Cliff Vesting Date. In the event of a Change in Control, all unvested options become fully vested and exercisable. Mr. Boulette is entitled to participate in the Company’s employee benefit programs, including health insurance, retirement plans, and other executive benefits. The Company will reimburse all reasonable and documented business expenses incurred in the performance of his duties. The agreement includes indemnification provisions, as well as standard confidentiality and non-disclosure clauses. The fair value of the 20,000,000 stock options granted will be recognized as stock-based compensation expense over the vesting period, commencing from the grant date, using the straight-line method. No expense has been recognized for the quarter ended June 30, 2024, due to the cliff vesting condition.

On May 27, 2025, the Company entered into an Independent Director Agreement with Mr. Rizvan Jamal, appointing him as an independent member of the Board of Directors. Under the terms of the agreement, Mr. Jamal is entitled to receive annual cash compensation of $50,000, payable in equal quarterly instalments of $12,500, for his services as an independent director. The Company will reimburse Mr. Jamal for reasonable and documented out-of-pocket expenses incurred in connection with Board-related duties, including travel expenses. Mr. Jamal serves as an independent contractor, and the agreement does not establish an employer-employee relationship with the Company.

On June 2, 2025, the Company entered into an Independent Director Agreement with Mr. Ali Shadman, appointing him as an independent member of the Board of Directors. Under the terms of the agreement, Mr. Shadman is entitled to receive annual cash compensation of $50,000, payable in equal quarterly instalments of $12,500, for his services as an independent director. The Company will reimburse Mr. Shadman for reasonable and documented out-of-pocket expenses incurred in connection with Board-related duties, including travel expenses. Mr. Shadman serves in the capacity of an independent contractor, and no employer-employee relationship exists with the Company.

The agreements include confidentiality obligations and provide for the Company’s indemnification to the fullest extent permitted under applicable law and the Company’s governing documents. The Company intends to recognize $12,500 as director compensation expense related to Mr. Ali and Mr. Jamal, effective July 1, 2025.

Pending Litigation

Management is unaware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting the assets or affiliates of the Company.

NOTE 7 – RELATED PARTY TRANSACTIONS

Payroll Liabilities – Related Party

The payroll liabilities are all attributed to unpaid salaries of officers and related parties. As of June 30, 2025, and December 31, 2024, payroll liabilities related to parties were $2,311,060 and $2,126,562, respectively.

Accounts Payable and Accrued Liabilities – Related Party

Mr. Boulette, CEO of the Company, occasionally provides funding for the Company’s working capital. As of June 30, 2025, and December 31, 2024, the accounts payable related to parties were $0 and $0, respectively.

Media Traffic Purchase – Related Party

Hottest Media LLC (“Hottest”) is authorized to act as the Company’s agent in purchasing materials and services required to produce advertising on the Company’s behalf. For the three months ending June 30, 2025, and 2024, Hottest has been the sole entity that buys media for the company. Consequently, Hottest has a significant influence on the Company due to its position, relationship, involvement, transactions, or contractual arrangements. During the six months ended June 30, 2025, and 2024, the Company spent $2,476,546 and $3,627,830 on buying media traffic.

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

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.0001 per share, of which 31,342,285 are issued and outstanding as of June 30, 2025, reflecting the reverse split.

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

As of March 31, 2025, the Company entered into a promissory note agreement with Boot Capital LLC (the “Lender”) for an original principal amount of $113,455 (the “Boot Note”). The Company received gross proceeds of $100,000.00 after deducting an original issue discount (“OID”) of $13,455. The Note bears interest at a fixed rate of 12% per annum, with a minimum monthly payment obligation of $12,707.

As of May 31, 2025, the Company entered into a promissory note agreement with 1800 Diagonal Lending LLC (the “Lender”) for an original principal amount of $272,255 (the “Diagonal Note”). The Company received gross proceeds of $200,000.00 after deducting an original issue discount (“OID”) of $33,255 and paying $14,000 in fees and expenses. The Note bears interest at a fixed rate of 12% per annum, with a minimum monthly payment obligation of $30,643.

The Notes mature ten (10) months from the issuance date and are payable in ten (10) monthly instalments of $26,198 each, commencing thirty (30) days after issuance. The Company may prepay the Note without penalty, subject to certain discounts if the prepayment is made within specified periods. In the event of default, the outstanding balance of principal and interest may be increased by 150%, and the Lender has the option to convert the Note into shares of the Company’s common stock at a conversion price equal to a 35% discount to the lowest closing bid price of the Company’s common stock during the ten (10) trading days prior to conversion.

As of June 30, 2025, the Company received $325,000 in proceeds under the Note(s), with $14,000 in financing costs and an original issuance discount of $46,710. The total outstanding balance as of June 30, 2025, was $289,963.

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

NOTE 12 – SUBSEQUENT EVENTS

On July 11, 2025, the Company filed a Form S-1 registration statement with the U.S. Securities and Exchange Commission (“SEC”) (File No. 333-288626) to register the offering of its common stock. The registration statement was filed to enable the Company to raise additional capital for growth initiatives, working capital, and general corporate purposes.

The S-1 filing represents a significant step in the Company’s capital markets strategy, with the potential for a public offering of securities upon SEC effectiveness. As of the filing date of this Form 10-Q, the S-1 has not yet been declared effective by the SEC, and no securities have been issued or sold under the registration statement.

Management evaluated all other subsequent events through the date these financial statements were issued and concluded that there were no other events requiring adjustment to or disclosure in the condensed consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief, or current expectations, primarily concerning the future operating performance of the Company and the products we expect to offer, and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases, and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements because such statements include risks and uncertainties; actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Current Operations

We execute our business through the Eva Platform, which is based on Artificial Intelligence (AI), to match advertising campaigns with specific ad spots one at a time. Our system creates conversion mapping tables that enable us to increase conversion rates by analyzing trends and optimizing historical conversion rates, thereby further capitalizing on and improving those rates. We leverage “big data,” an accumulation of data that is too large and complex for traditional database management tools to process. As more companies strive to leverage big data for informed business decisions, we have developed automated tools that analyze the data and provide relevant information to our decision logic. We have designed our solution to optimize brand campaigns to create brand awareness and direct response campaigns with a fixed conversion point.

Since September 28, 2021, the Company has operated at the junction of digital marketing and media monetization. We enhance market awareness for companies and brands by delivering best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC 7319) and businesses across various industries that utilize our platform to market their products and services, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, primarily the United States and Canada. As of June 30, 2025, and December 31, 2024, we had eleven (11) and six (6) customers, primarily from North America. The top three customers accounted for 88% and 85% of the receivables as of June 30, 2025, and December 31, 2024, respectively. Our Company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. These clients utilize our platform to advertise with media outlets and participate in media buying services, including acquiring online traffic through the Eva Platform. We also work with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising materials, media planning, and buying (i.e., placing advertisements).

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

We execute our business through the Eva Platform, which is based on Artificial Intelligence (AI), to match advertising campaigns with specific ad spots one at a time. Our system creates conversion mapping tables that enable us to increase conversion rates by analyzing trends and optimizing historical conversion rates, thereby further capitalizing on and improving those rates. We leverage “big data,” an accumulation of data that is too large and complex for traditional database management tools to process. As more companies strive to leverage big data for strategic business decisions, we have developed automated tools that analyze the data and provide relevant information to our decision logic. We have designed our solution to optimize brand campaigns to create awareness and direct response campaigns with a fixed conversion point.

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

The Company earns revenues from advertisers by signing purchase or insertion orders based on Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less, Version 3.0, as defined in 4’s/IAB. We intend to offer media companies and advertising agencies a standard for conducting mutually acceptable business, based on specific terms and conditions that are mutually agreed upon and established. When incorporated into an insertion order, this protocol represents the shared understanding of the Company and its customers regarding the conduct of business. The Company may also sign additional documents to cover sponsorships and other arrangements involving content association, integration, and special production. The Company considers an insertion order with its customers to be a binding contract, or other similar documentation, reflecting the terms and conditions under which it provides products or services. As a result, the Company considers the insertion order persuasive evidence of an arrangement. Each insertion is specific to the customer, defines each party’s fee schedule, duties, and responsibilities, and is governed by 4’s/IAB Version 3.0 for renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such a contract.

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

Operating Expenses: Our operating expenses comprise general and administrative costs, media traffic purchases, as well as amortization and depreciation.

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

Financial Conditions at June 30, 2025, and December 31, 2024

As of June 30, 2025, and December 31, 2024, the Company had $261,079 and $76,356 in cash, respectively, to execute its business plan. As of June 30, 2025, and December 31, 2024, the Company had accumulated deficits of $23,848,880 and $28,469,675, respectively. The Company had a working capital surplus of $6,078,645 and $1,560,391 as of June 30, 2025, and December 31, 2024, respectively.

RESULTS OF OPERATIONS

Three Months Ending June 30, 2025, and 2024

Currently, we generate all our revenues from the principal-based model. The Company generated revenues of $4,138,712 and $2,188,616 for the three months ended June 30, 2025, and 2024. The number of customers for the three months ended June 30, 2025, and 2024 was eleven (11) and four (4), respectively. Additionally, this increase in revenue was further bolstered by the larger size of the contracts secured during the three months concluding on June 30, 2025. The Company incurred a net income of $2,625,101 and a net loss of $360,361 for the three months ended June 30, 2025, and 2024, respectively.

During the three months ended June 30, 2025, and 2024, the Company incurred general and administrative costs (“G and A”) of $331,451 and $588,447, representing 8.01% and 26.89% of the respective quarterly revenue, due to an increase in operational efficiency.

During the three months ended June 30, 2025, and 2024, the Company spent $1,175,780 and $1,954,051 on buying media traffic, representing 30.72% and 89.28% of the respective quarterly revenue, due to an increase in platform performance. During the three months ended June 30, 2025, and 2024, the amortization and depreciation expenses were $380 and $0.

The Company’s rent expenses were $687 for both the three months ended June 30, 2025, and 2024, respectively. The rent expenses are included in the “G and A”.

Reconciliation of Net Income (GAAP) to EBITDA (Non-GAAP):

The table below reconciles our net income, the closest comparable GAAP measure, to EBITDA.

	Six months ended
Description	June 30, 2025	June 30, 2024
Net income (GAAP Measure)	$2,625,101	(360,361)
Add: Interest expense.	6,000	6,479
Add: Taxes	-	-
Add: Amortization & Depreciation	380	-
Add: Goodwill impairment.	-	-
EBITDA (Non-GAAP Measure)	$2,535,734	(353,882)

Six Months Ending June 30, 2025, and 2024

Currently, we generate all our revenues from the principal-based model. The Company generated revenues of $7,820,232 and $4,425,566 for the six months ended June 30, 2025, and 2024. The number of customers for the six months ended June 30, 2025, and 2024 was eleven (11) and four (4), respectively. Additionally, this increase in revenue was further bolstered by the larger size of the contracts secured during the six months concluding on June 30, 2025. The Company incurred a net income of $4,620,795 and a net loss of $163,652 for the six months ended June 30, 2025, and 2024, respectively.

During the six months ended June 30, 2025, and 2024, the Company incurred general and administrative costs (“G and A”) of $708,836 and $954,911, representing 9.06% and 21.58% of the respective quarterly revenue, due to an increase in operational efficiency.

During the six months ended June 30, 2025, and 2024, the Company spent $2,476,546 and $3,627,830 on buying media traffic, representing 32.89% and 81.97% of the respective quarterly revenue, due to an increase in platform performance. During the six months ended June 30, 2025, and 2024, the amortization and depreciation expenses were $787 and $0.

The Company’s rent expenses were $1,374 for both the six months ended June 30, 2025, and 2024, respectively. The rent expenses are included in the “G and A”.

Reconciliation of Net Income (GAAP) to EBITDA (Non-GAAP):

The table below reconciles our net income, the closest comparable GAAP measure, to EBITDA.

	Six months ended
Description	June 30, 2025	June 30, 2024
Net income (GAAP Measure)	$4,620,795	(163,652)
Add: Interest expense.	13,268	6,479
Add: Taxes	-	-
Add: Amortization & Depreciation	787	-
Add: Goodwill impairment.	-	-
EBITDA (Non-GAAP Measure)	$4,539,103	(157,175)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, and December 31, 2024, the Company had $261,079 and $76,356 in cash to execute its business plan. As of June 30, 2025, and December 31, 2024, the Company had accumulated deficits of $23,848,880 and $28,469,675, respectively. The Company had a working capital surplus of $6,078,645 and $1,560,391 as of June 30, 2025, and December 31, 2024, respectively.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that the Company’s cash on hand may not be sufficient to meet its working capital and corporate development needs as they become due in the ordinary course of business over the next twelve (12) months following June 30, 2025. The Company had not generated significant revenues or cash flow from operations in the past, and for the three months ended June 30, 2025. Prior to the quarter ended June 30, 2025, the Company had experienced negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising significant additional capital to achieve its growth plan over the next twelve months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms, such as financing and capital, that might be available.

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

For the next three to six months, we anticipate that our existing cash on hand, cash flows from operations, and access to funding will be sufficient to cover our operating activities and other cash commitments, including payments to related parties and material capital expenditures. However, we may need additional funds to achieve sustainable sales, which ongoing operations can fund out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

GOING CONCERN CONSIDERATION

We have yet to generate significant revenues and cash flow from operations to cover our ongoing expenses. As of June 30, 2025, the Company had an accumulated deficit of $23,848,880. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2024, and 2023, regarding concerns about our ability to continue as a going concern. Our financial statements include additional note disclosures that describe the circumstances leading to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management has considered various factors in evaluating the Company’s sustainability and the ability to manage obligations due within a year. Management has considered general economic conditions, key industry metrics, operating results, capital expenditure, commitments, future obligations, and liquidity. The Company plans capital infusions from new and existing investors, streamlines operating costs, and evaluates new business strategies to enhance cash flow from operations.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

We have based our management’s discussion and analysis of our financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses for the reporting periods. Our actual results may differ from these estimates, and such differences could be material and uncertain, particularly in the current economic environment, given the impact of COVID-19.

In more detail, we have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2024, filed with the SEC on October 27, 2023. We evaluate our critical accounting estimates and judgments, as required by our policies, on an ongoing basis and update them as necessary in response to changing conditions.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a -15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2025, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve internal controls, addressing inadequate segregation of duties within account processes, limited personnel resources, and insufficient written policies and procedures for accounting, IT, financial reporting, and record-keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business identifying third-party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the internal controls and financial reporting process.

This Report does not include an attestation report from our independent registered public accounting firm, as we are an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended June 30, 2025, and 2024, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting materially.

PART II.

ITEM 1.	LEGAL PROCEEDINGS.

There are no pending legal proceedings against the Company, and the Company is not aware of any proceedings that may be contemplated against it.

Item 1A.	Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to disclose this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, who is duly authorized thereto.

EVA LIVE INC.

Date: August 1, 2025	/s/ David Boulette
David Boulette, President and CEO (Principal Executive Officer)

Date: August 1, 2025	/s/ David Boulette
David Boulette, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

