Form 10-Q
period 2025-09-30
Eva Live Inc
filed 2025-11-10
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period September 30, 2025

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on November 10, 2025, was 31,342,285.

EVA LIVE INC.

EVA LIVE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)

Assets:
Current assets
Cash	$349,282	$76,356
Accounts receivable, net of allowance for doubtful accounts of $1,379,519 and $1,379,519, respectively	12,800,952	4,023,578
Original issuance discount	80,788	-
Deferred financing costs	18,900	-
Other assets	269	269
Total current assets	$13,250,191	$4,100,203
Furniture, fixtures, and equipment	15,172	6,498
Total assets	$13,265,363	$4,106,701
Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	4,217,047	2,126,562
Accounts payable related party	-	-
Deferred revenue	-	-
Notes payable	996,520	400,000
Accrued interest	39,796	13,250
Total current liabilities	$5,253,363	$2,539,812
Total liabilities	$5,253,363	$2,539,812
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Common stock, par value $0.0001, 300,000,000 shares authorized; 31,342,285 and 31,342,285 shares issued and outstanding, as of September 30, 2025, and December 31, 2024, respectively	3,134	3,134
Additional paid-in capital	30,033,430	30,033,430
Accumulated deficit	(22,024,564)	(28,469,675)
Total stockholders’ equity (deficit)	$8,012,000	$1,566,889
Total liabilities and stockholders’ deficit:	$13,265,363	$4,106,701

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	4,913,318	1,982,252	12,733,550	6,407,818
Total revenue	$4,913,318	$1,982,252	$12,733,550	$6,407,818
Operating expenses
General and administrative	529,562	5,957,012	1,238,398	6,911,921
Media traffic purchase	2,472,788	960,567	4,949,334	4,588,397
Amortization and depreciation	48,643	-	49,430	-
Total operating expenses	3,050,993	6,917,579	6,237,162	11,500,318
Operating income (loss)	1,862,325	(4,935,327)	6,496,388	(5,092,500)
Other income (expense):
Interest expense	(38,009)	(15,875)	(51,277)	(22,354)
Total other income (expense)	(38,009)	(15,875)	(51,277)	(22,354)
Income (loss) before provision for income taxes	1,824,316	(4,951,202)	6,445,111	(5,114,854)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	$1,824,316	$(4,951,202)	$6,445,111	$(5,114,854)
Net loss per common share, basic and diluted	0.06	(0.16)	0.21	(0.17)
Weighted average number of common shares outstanding basic and diluted	31,341,436	31,203,691	31,341,436	30,912,281

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Three months ended September 30, 2024
Balance - June 30, 2024	30,763,087	$3,077	$24,060,884	$(24,880,059)	$(816,098)
Changes in common stock due to reverse split	-	-	(9,229)	9,373	145
Shares issued for services valued at $12.04	212,500	21	2,558,415	-	2,558,436
Shares issued for services valued at $10.92	275,000	28	3,002,890		3,002,918
Net loss	-	-	-	(4,951,202)	(4,951,202)
Balance - September 30, 2024	31,250,587	$3,126	$29,612,960	$(29,821,888)	$(205,802)
Three months ended September 30, 2025
Balance - June 30, 2025	31,342,285	$3,134	$30,033,430	$(23,848,880)	$6,187,684
Net loss	-	-	-	1,824,316	1,824,316
Balance -September 30, 2025	31,342,285	$3,134	$30,033,430	$(22,024,564)	$8,012,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Nine months ended September 30, 2024
Balance - December 31, 2023	30,763,087	$3,077	$24,060,884	$(24,716,407)	$(652,466)
Balance September 30, 2024
Changes in common stock due to reverse split	-	-	(9,229)	9,373	145
Shares issued for services valued at $12.04	212,500	21	2,558,415	-	2,558,436
Shares issued for services valued at $10.92	275,000	28	3,002,890		3,002,918
Net loss	-	-	-	(5,114,854)	(5,114,854)
Balance - September 30, 2024	31,250,587	$3,126	$29,612,960	$(29,821,888)	$(205,802)
Nine months ended September 30, 2025
Balance - December 31, 2024	31,342,285	$3,134	$30,033,430	$(28,469,675)	$1,566,889

Net loss	-	-	-	6,445,111	6,445,111
Balance -September 30, 2025	31,342,285	$3,134	$30,033,430	$(22,024,564)	$8,012,000

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended
	September 30, 2025 (Unaudited)	September 30, 2024 (Unaudited)
Cash Flows from operating activities:
Net loss	$6,445,111	$(5,114,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	5,561,354
Amortization and Depreciation expense	49,430	-
Changes in operating assets and liabilities:
Accounts receivable	(8,777,374)	(770,469)
Deferred revenue	-	(150,000)
Deferred financing costs	(18,900)	-
Accounts payable and accrued expenses	2,090,485	223,531
Accounts payable - related party	-	(35,307)
Accrued interest	26,546	22,354
Adjustment in common stock due to reverse split	-	145
Original issuance discount	(80,788)	(60,000)
Net Cash used in operating activities	$(265,490)	$(323,246)
Cash flow from investing activities:
Fixed assets	(10,202)	-
Net Cash provided by investing activities	$(10,202)	$-
Cash flow from financing activities:
Funds from notes	548,618	700,000
Net Cash Provided by financing activities	$548,618	$700,000
Net change in Cash and cash equivalents for the year	272,926	376,754
Cash and cash equivalents at the beginning of the year	76,356	472,509
Cash and cash equivalents at the end of the year	$349,282	$849,263

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

Since September 28, 2021, the Company has operated at the junction of digital marketing and media monetization. We enhance market awareness for companies and brands by delivering best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC 7319) and businesses across various industries that seek to market their products and services using our platform, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, primarily the United States and Canada. As of September 30, 2025, and December 31, 2024, we had eleven (11) and six (6) customers, primarily from North America. The top three customers accounted for 88% and 85% of the receivables as of September 30, 2025, and December 31, 2024, respectively. Our Company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with the Company, it could have a major impact on your revenue and overall financial health. These clients utilize our platform to advertise with media outlets and participate in media buying services, including acquiring online traffic through the Eva Platform. We also work with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising materials, media planning, and buying (i.e., placing advertisements).

In November 2020, the Company completed the development of the Eva XML Platform (“Platform”), which buys traffic from various sources and sells it to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds. The Eval XML Platform manages the entire ad-buying/selling process by integrating with Google, Microsoft, Taboola, Revcontent, Gemini, and Facebook. The Eva XML Platform creates thousands of ads with the push of a button. The Eva XML Platform manages spending based on keyword performance in the ad campaign to maximize arbitrage revenue.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

We adhere to the Interactive Advertising Bureau (IAB) and the American Association of Advertising Agencies (4A’s) standard terms and conditions for internet advertising, applicable to media buys of one year or less. We execute Insertion Orders (IOs) with our customers, formal contractual documents used in advertising. It outlines the specifics of an advertising campaign a client has agreed to run with an advertising sales agency or a publisher. It serves as a purchase order but for media space or time slots, and its primary function is to specify the obligations of all parties involved. We comply with the IO, including all Ad placement restrictions, and provide Ads to the Site specified on the IO when an Internet user visits such a Site. We sent the initial invoice upon completion of the first month’s delivery or within 30 days of completion of the IO, whichever is earlier. Our customers will make payment 30 days from receipt of the invoice, or as otherwise stated in a payment schedule set forth on the invoice of purchase (IO). We hold customers liable for payments solely to the extent that the proceeds have cleared from the Advertiser to the Agency for Ads placed following the IO. We provide reports at least weekly, either electronically or in writing, unless otherwise specified in the IO. Our customers may cancel the entire IO, or any portion thereof, as follows:

●	With 14 days prior written notice to us, without penalty, for any guaranteed Deliverable, including, but not limited to, CPM (cost per thousand impressions) Deliverables.
●	With eleven (11) days prior written notice to us, without penalty, for any non-guaranteed Deliverable, including, but not limited to, CPC (cost per clicks) Deliverables, CPL (cost per leads) Deliverables, or CPA (cost per acquisition) Deliverables, as well as some non-guaranteed CPM Deliverables.
●	With 30 days’ prior written notice to us, without penalty, for any flat fee-based or fixed-placement Deliverables.
●	Either party may terminate an IO at any time if the other party is in material breach of its obligations under this agreement, which breach is not cured within ten days after receipt of written notice thereof from the non-breaching party.

Our contract includes other standard terms and conditions, including, but not limited to, force majeure, indemnification, limitation of liability, non-disclosure, data usage and ownership, privacy, laws, third-party ad serving and tracking (applicable if a third-party ad server is used), and other legally binding clauses.

The Company also owns the Eva XML Platform, which purchases traffic from various sources and sells it to landing pages that display advertising via XML feeds. A price discrepancy exists between buying traffic on display and native platforms for specific keywords in an ad campaign and the XML search feeds. The Eval XML Platform manages the entire ad buying and selling process by integrating with Google, Microsoft, Taboola, Revcontent, Gemini, and Facebook. It enables the creation of thousands of ads with a single click. The Eva XML Platform manages spending based on keyword performance in the ad campaign to maximize arbitrage revenue.

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

AdFlare Acquisition

On July 13, 2022, the Company entered into a Share Exchange Agreement (“AdFlare SEA”) with AdFlare Limited, a company duly formed under the laws of Ireland (Reg. Number: 714192) (“AdFlare”), and the shareholders of AdFlare, Phil Aspin, an individual and Stephen Adds, an individual (collectively, the “Shareholders”) whereby the Company acquired One Hundred (100%) percent of the issued and outstanding shares of AdFlare in exchange for 125,000 shares of the Company’s restricted common stock valued at $1,500,000 using the discounted cash flow methodology. Mr. Phil Aspin, co-founder of AdFlare, has served as a member of the Company’s Board of Directors since September 28, 2021, before AdFlare SEA. The Company performed a Goodwill Impairment Analysis as of December 31, 2022, resulting in a carrying value of Goodwill of $1,500,000 as of that date. The fair market value of the implied Goodwill is approximately $0, which is less than the carrying value, and thus, the impairment as of December 31, 2022, is $1,500,000.

AdFlare, a wholly owned subsidiary of the Company, is a leader in the specialized field of “header bidding,” with a deep contextual understanding of a wide array of ad technologies spanning search, display, and video across mobile and desktop, providing solutions to help all publishers drive revenue. Header bidding, also known as advanced or pre-bidding, is a technology that enables publishers to simultaneously offer their inventory to multiple ad exchanges, advertisers, and agencies. The idea is that by allowing multiple buyers to bid on the same inventory simultaneously in real time, there is greater competition, driving up auction pressure and increasing the chance of serving each impression at a higher Cost Per Mille rate (“CPM rate”), thereby capturing additional revenue. AdFlare has a track record of delivering over 1 billion ad impressions per month and increasing Google AdX revenue by over 30% compared to Google AdSense CPM, with an average fill rate of 99.9% in the US market.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Our Revenue Model

We can generate revenues as a principal-based or an agency-based service provider. Currently, we generate revenues through a principal-based model.

Under the principal-based agency, the Company takes the principal position in the contract. The Company uses its Eva Platform to buy media (advertising inventory) directly from the media sellers. The Company repackages the advertising inventory for sale to clients. The Company also performs other advertising and branding services for the client, including developing landing pages, websites, widget designs, and banners. The Company receives the Ad Spend or a marketing budget from the client to perform such services. In some instances, these services are performed non-disclosed, meaning the client does not know what the Company paid for the media space, time, or development. The Company recognizes the client’s total Ad Spend as its revenue.

Under the agency-based model, the Company acts as the client’s agent, negotiating deals with media sellers. The client is responsible for paying the media sellers directly or for paying the Company, which then pays the media sellers on behalf of the client. Under the agency-based model, the Company earns revenue by charging clients a platform fee based on a percentage of the client’s total ad spend (Ad Spend) on advertising purchases from the Advertising Inventory Supplier (seller). We keep a portion of that advertising spend as a fee and remit the remainder to the seller. The Company has no leverage to control the seller’s inventory costs before the client’s purchase. The platform fee we intend to charge clients is a percentage of their purchases made through our platform, similar to a commission. The platform fee is not contingent on the results of an advertising campaign.

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

We determine EvaMedia an accounting acquirer based on the following facts: (i) after the reverse merger, former shareholders of EvaMedia held a majority of the voting interest of the combined company; (ii) former Board of Directors of EvaMedia possess majority control of the Board of Directors of the combined company; (iii) members of the management of EvaMedia are responsible for the management of the combined company. As such, we have treated the financial statements of EvaMedia as the historical financial statements of the combined company. Additionally, EvaMedia’s relative size, measured by assets and revenues, is significantly larger than the Company’s.

We have identified the Company as the legal acquirer, as it is the entity that issued securities. Comparatively, we have identified EvaMedia as the legal acquiree, the entity whose equity interests are acquired.

Following the SEC’s order regarding BF Borgers CPA in May 2024, the Company reevaluated the significant transaction as a reverse capitalization rather than a reverse acquisition. On September 28, 2021 (the ‘Acquisition Date’), the Company entered a reverse capitalization transaction (Acquisition) with EvaMedia Corp. (EvaMedia). As per SEC 7050 – Reverse Mergers, a reverse recapitalization is a transaction in which a shell company (as defined in Exchange Act Rule 12b-2) issues its equity interests to acquire an operating company. Reverse recapitalization is accounted for as a capital transaction equivalent to the operating company (i.e., the accounting acquirer, EvaMedia) issuing its equity for the net assets of the shell company (the Company), followed by recapitalization. A reverse recapitalization is not accounted for as a business combination because the shell company is not a business. Since reverse recapitalization is not accounted for as a business combination, no goodwill would be recorded. Therefore, we have eliminated goodwill of $2,010,606 as of December 31, 2024. Rather, any excess of the fair value of the shares issued by the operating company over the value of the net monetary assets of the shell company is recognized as a reduction to the shell company’s equity. In a reverse recapitalization, the legal acquirer/issuer is typically a shell company known as the Company.

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

The results for the three months ended September 30, 2025, and 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 10, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include Cash on hand, deposits at banking institutions, and all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash balances of $349,282 and $76,356 as of September 30, 2025, and December 31, 2024, respectively.

Accounts Receivable

Accounts Receivable mainly consist of amounts owed by eleven (11) customers. In some cases, customer receivables are due immediately upon demand; however, in most cases, the Company offers net 45 terms (n/45), where payment is due in full 45 days after the invoice date. The Company bases the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the age of accounts receivable balances, economic conditions that may affect a customer’s ability to pay and expected default rates. Trade receivables are written off when they are considered uncollectible.

As of September 30, 2025, and December 31, 2024, management determined that the allowance for doubtful accounts was $1,379,519, respectively. The bad debt expense for the nine months ended September 30, 2025, and 2024 was $2,822 and $5,064, respectively.

Office Lease

Effective May 21, 2020, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitling it to use the office and conference space as needed. The new lease is $229 per month and is included in general and administrative expenses. For the nine months ended September 30, 2025, and 2024, the office’s rent payment was $1,374 in each period and was included in General and Administrative expenses.

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

The Company earns revenue from advertisers by signing purchase or insertion orders based on Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less, Version 3.0, as defined in 4’s/IAB. Such terms and conditions are intended to provide media companies and advertising agencies with an acceptable standard for conducting business. When incorporated into an insertion order, this protocol represents the shared understanding of the Company and its customers regarding the conduct of business. The Company may also sign additional documents to cover sponsorships and other arrangements involving content association, integration, and special production. The Company considers an insertion order with its customers to be a binding contract, or other similar documentation that reflects the terms and conditions under which it provides products or services. As a result, the Company considers the insertion order persuasive evidence of an arrangement. Each insertion is specific to the customer, defines each party’s fee schedule, duties, and responsibilities, and is governed by 4’s/IAB Version 3.0 for renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such a contract.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, for insertion or purchase orders (hereinafter, ‘contracts’) received from customers.

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services as per the contract with the customer. As a result, the Company accounts for revenue contracts with customers by applying the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606), which includes the following steps:

●	Identify the contract(s) and subsequent amendments with the customer.
●	Identify all performance obligations under the contract and any subsequent amendments.
●	Determine the transaction price for completing performance obligations.
●	Allocate the transaction price to the contract’s performance obligations.
●	Recognize the revenue when, or as, the Company satisfies a performance obligation.

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

The Company accounts for a contract when the Company and the customer (‘parties’) have approved the contract and are committed to performing their respective obligations, where each party can identify their rights, obligations, and payment terms; the contract has commercial substance. The Company will likely collect substantially all of the consideration. Revenue is recognized when performance obligations are satisfied by transferring control of the promised goods or services to the customer. The Company fixes the transaction price for goods and services at contract inception. The Company’s standard payment terms are generally net 30 days, and in some cases, payment is due upon receipt of the invoice.

The Company considers a contract modification to be a change in the scope, price (or both) of a contract that the parties approve. The parties describe contract modifications as changes, variations, or amendments. A contract modification occurs when the parties to the contract approve a modification that either creates new or changes existing enforceable rights and obligations. The Company assumes a contract modification when approved in writing, by oral agreement, or implied through the customer’s customary business practice. If the parties to the contract have not agreed on a contract modification, the Company will continue to apply the guidance to the existing contract until the modification is approved. The Company recognizes contract modification in various forms, including but not limited to partial termination, an extension of the contract term with a corresponding price increase, adding new goods and services to the contract, with or without a corresponding price change, and reducing the contract price without a change in goods or services promised.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For all its goods and services, at contract inception, the Company assesses the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract and then evaluate whether the performance obligations are capable of being distinct and distinct within the context of the contract. Solutions and services that cannot be distinguished within the context of the agreement are combined and treated as a single performance obligation for the purposes of allocating and recognizing revenue. For multi-element transactions, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price. The Company determines the standalone selling price for each item at the transaction’s inception, taking into account these multiple elements.

Performance Obligation	Types of Deliverables	When Performance Obligation is Typically Satisfied
Insertion Order for Online Advertising	The Company sets up the advertising campaign on Eva’s demand-side Platform. It specifies the ad types (banner, search, video, etc.), the campaign placement (Website, mobile, or ad networks), and the target audience (demographics, interests, etc.).	The Company recognizes consulting revenue when the customer receives services over the duration of the contract. If the customer pays the Company in advance for these services, the Company records this payment as deferred revenue until the services are completed.

The Company assumes that the goods or services promised in the existing contract will be transferred to the customer to determine the transaction price. The Company believes the agreement will not be cancelled, renewed, or modified; therefore, the transaction price includes only those rights the Company has under the present contract. For example, suppose the Company agrees with a customer on an original term of one year and expects the customer to renew for a second year. In that case, the Company will determine the transaction price based on the initial one-year period. When choosing the transaction price, the Company first identifies the fixed consideration, including non-refundable upfront payment amounts.

To allocate the transaction price, the Company allocates an amount that best represents the consideration the entity expects to receive for transferring each promised good or service to the customer. To meet the allocation objective, the Company allocates the transaction price to each performance obligation identified in the contract on a relative, standalone selling price basis. In determining the standalone selling price, the Company uses the best evidence of the price it charges similar customers in similar circumstances. The Company sometimes uses the adjusted market assessment approach to determine the standalone selling price. It evaluates the market in which it sells the goods or services and estimates the price customers would pay for those goods or services when sold separately.

The Company recognizes revenue when, or as, it transfers the promised goods or services under the contract. The Company considers the “transfers” of the promised goods or services to have occurred when the customer obtains control of them. The Company believes a customer “obtains control” of an asset when, or as, it can directly use the asset and obtain substantially all the remaining benefits from it. The Company recognizes deferred revenue related to services it will deliver within one year as a current liability. The Company presents deferred revenue for services to be provided more than one year in the future as a non-current liability.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of Cash. The Company places its Cash with a major banking institution. The Company had cash balances exceeding the Federal Deposit Insurance Corporation limit as of September 30, 2025.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions, commonly referred to as tax contingencies. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including the resolution of related appeals or litigation. The second step is to measure the tax benefit at its maximum, more than 50%, which is likely to be realized upon ultimate settlement.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website and Software Development Costs

According to ASC 985-20, Software development costs, including expenses incurred to develop software sold, leased, or otherwise marketed, are capitalized after technological feasibility is established, if significant. The Company amortizes the capitalized software development costs using the straight-line amortization method over the estimated useful life of the application software. By December 2018, the Company had completed the activities (planning, designing, coding, and testing) necessary to demonstrate that it could produce and meet the design specifications for the Eva Platform and its components. The Company estimates the useful life of the software to be three (3) years.

The Company includes certain Website and app purchases in these capitalized costs. The capitalization of website costs is a significant portion of the total assets. The Company capitalizes on significant expenses incurred during the application development stage for internal-use software. The Company does not believe that capitalizing software development costs is a material matter.

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

The Company ranks the fair value hierarchy of information sources from Level 1 (the most reliable) to Level 3 (the least reliable). The Company uses these three levels to select inputs for valuation techniques:

Level I	Level 2	Level 3
Level 1 is a quoted price for an identical item in an active market on the measurement date. This is the most reliable evidence of fair value and is used whenever this information is available.	Level 2 is directly or indirectly observable inputs other than quoted prices. An example of a Level 2 input is a valuation multiple for a business unit, based on comparable entities’ sales.	Level 3 is an unobservable input. It may include the Company’s data, adjusted for other reasonably available information. Examples of Level 3 inputs include an internally generated financial forecast.

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2025, and 2024, the Company had 31,341,436 and 30,912,281 basic and dilutive shares issued and outstanding, respectively. Common stock equivalents were dilutive during the three and nine months ending September 30, 2025, due to a net income of $1,824,316 and $6,445,111. As a result, common equivalent shares are included in the computation since their effect is dilutive. Common stock equivalents were non-dilutive during the three and nine months ended September 30, 2024, due to net losses of $4,951,202 and $5,114,854.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Rounding Error

Due to rounding, the numbers presented in the financial statements for the periods ending September 30, 2025, and December 31, 2024, and throughout the report, may not precisely add up to the totals provided, and percentages may not accurately reflect the absolute figures.

NOTE 3 – GOING CONCERN

As of September 30, 2025, the Company had an accumulated deficit of $22,024,564 and had not yet generated consistent positive cash flow from operations sufficient to cover ongoing expenses. During the nine months ended September 30, 2025, the Company had net income of $6,445,111. The working capital surplus as of September 30, 2025, was $7,996,828. However, the Company experienced negative cash flow from operations of $265,490 as of September 30, 2025, and the Company’s Days Sales Outstanding (DSO) was approximately 90 days. The elevated DSO reflects longer collection cycles associated with certain clients and may affect near-term liquidity. Management continues to prioritize accounts receivable collections and has instituted updated payment terms and follow-up procedures to reduce DSO in future quarters.

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

Management has evaluated the Company’s ability to meet its obligations over the next twelve months by considering a range of factors, including general economic conditions, key industry indicators, operating performance, capital expenditures, future commitments, and overall liquidity. If the Company is unable to generate sufficient revenue by December 31, 2025, we will require additional capital from existing or new investors, as well as operational cash flow improvements.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations until the fiscal year 2025, when the Company started generating net income. As of September 30, 2025, and December 31, 2024, the Company had $349,282 and $76,356 in cash. The Company believes that future cash flows may not be sufficient to meet its debt obligations as they become due in the ordinary course of business for the foreseeable future. Prior to the quarter ended September 30, 2025, the Company had experienced negative cash flow from operations and the ongoing requirement for substantial additional capital investment to develop its Eva Platform. The Company must raise additional capital to achieve its growth plan over the next twelve to twenty-four months. The Company expects to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms, such as financing and capital, that might be available.

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

The Company intends to continue its efforts to enhance revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing as it increases its benefits beyond fiscal 2025.

NOTE 4 – CAPITALIZED WEBSITE AND SOFTWARE DEVELOPMENT COSTS

During the fiscal year ended September 30, 2025, and December 31, 2024, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At September 30, 2025, and December 31, 2024, there was no gross or unamortized balance of capitalized software costs. As the software is fully amortized as of December 31, 2023, there is no estimated amortization expense in 2024 and beyond.

The Company has estimated aggregate amortization expenses for each of the five succeeding fiscal years, based on a three (3)- year lifespan for the software asset.

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

Review of Useful Lives and Residual Value:

The estimated useful lives and residual values of furniture and fixtures are reviewed at least annually. Adjustments are made prospectively when the expected pattern of economic benefits changes.

Disposals and Retirements:

Upon disposal or retirement of furniture and fixtures, the asset cost and related accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized in the statement of operations.

Impairment:

Furniture and fixtures are evaluated for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the asset’s carrying amount exceeds its estimated future cash flows.

The Company purchased furniture valued at $6,498 at the end of the fiscal year 2024. As the Company has not placed the furniture into service, there is no depreciation expense for the fiscal year ended December 31, 2024. As of September 30, 2025, the gross carrying amount of furniture was $16,700, with accumulated depreciation of $1,528, resulting in a net book value of $15,172.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

As of September 28, 2021, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitling it to use the office and conference space as needed. The new lease is $229 per month and is included in general and administrative expenses. For the three months ending September 30, 2025, and 2024, the office’s rent payment was $1,374, respectively, and was included in the General and Administrative expenses.

Employment Agreement

The Company has entered into a formal employment agreement with its Chief Executive Officer, David Boulette. The CEO’s annual salary is $552,000. The Company accrues compensation payable to the CEO in Accounts Payable and accrued expenses. On May 31, 2025, the Company entered into an Employment Agreement with David Boulette, appointing him as Chief Executive Officer (CEO) of Eva Live Inc. Key terms of the agreement include: Mr. Boulette is entitled to receive an annual base salary of $552,000 (or $46,000 monthly), payable in accordance with the Company’s regular payroll schedule. Mr. Boulette is eligible for an annual performance bonus equivalent to 5% of the Company’s net profits before taxes, as determined by the Board of Directors based on the audited financial statements of the preceding fiscal year. Pursuant to the Executive Stock Options Plan dated May 31, 2025, Mr. Boulette was granted 20,000,000 stock options to acquire shares of the Company’s common stock at an exercise price of $0.10 per share. No options vest prior to January 1, 2026 (Cliff Vesting Date). 20% of the options (4,000,000 shares) will vest on January 1, 2026, with an additional 20% vesting on each of the following four anniversaries of the grant date (May 31, 2026 – May 31, 2029), subject to continued employment. Any unvested options are forfeited upon termination before the Cliff Vesting Date. In the event of Change in Control, all unvested options become fully vested and exercisable. Mr. Boulette is entitled to participate in the Company’s employee benefit programs, including health insurance, retirement plans, and other executive benefits. The Company will reimburse all reasonable and documented business expenses incurred in the performance of its duties. The agreement includes indemnification provisions and standard confidentiality and non-disclosure clauses. The fair value of the 20,000,000 stock options granted will be recognized as stock-based compensation expense over the vesting period, commencing from the grant date, using the straight-line method. No expense has been recognized for the quarter ended September 30, 2024, due to the cliff vesting condition.

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

On June 2, 2025, the Company entered into an Independent Director Agreement with Mr. Ali Shadman, appointing him as an independent member of the Board of Directors. Under the terms of the agreement, Mr. Shadman is entitled to receive annual cash compensation of $50,000, payable in equal quarterly instalments of $12,500, for his services as an independent director. The Company will reimburse Mr. Shadman for reasonable and documented out-of-pocket expenses incurred in connection with Board-related duties, including travel expenses. Mr. Shadman serves as an independent contractor, and no employer-employee relationship exists between the Company and Mr. Shadman.

The agreements include confidentiality obligations and provide for the Company’s indemnification to the fullest extent permitted under applicable law and the Company’s governing documents. The Company intends to recognize $12,500 in director compensation expense for Mr. Ali and Mr. Jamal, effective July 1, 2025.

On September 22, 2025, the Board of Directors appointed Mr. Imran Firoz as Interim Chief Financial Officer of the Company. Mr. Firoz has been a long-standing financial and accounting advisor to the Company and played a key role in supporting its financial reporting and capital markets activities in connection with its uplisting process.

Pursuant to the terms of his appointment, Mr. Firoz will receive:

●	A monthly base salary of $10,500, payable in accordance with the Company’s standard payroll practices.
●	The appointment is for an initial term of three (3) months, subject to automatic monthly renewal thereafter unless terminated by either party.
●	Performance-based equity compensation and bonus awards, if any, will be determined by the Board of Directors on or before December 31, 2025.
●	The Interim CFO is not covered under any formal Executive Stock Option Plan as of the date of this filing.

As of September 30, 2025, a total of $10,500 in accrued compensation has been recorded under “Accounts Payable and Accrued Expenses” on the Company’s consolidated balance sheet.

There were no other material related party transactions during the three or nine months ended September 30, 2025, except as disclosed elsewhere in these unaudited consolidated financial statements.

Pending Litigation

Management is unaware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting the assets or affiliates of the Company.

NOTE 7 – RELATED PARTY TRANSACTIONS

Payroll Liabilities – Related Party

The payroll liabilities are all attributed to unpaid salaries of officers and related parties. As of September 30, 2025, and December 31, 2024, payroll liabilities related to parties were $4,217,047 and $2,126,562, respectively.

Accounts Payable and Accrued Liabilities – Related Party

Mr. Boulette, the Company’s CEO, occasionally provides funding for the Company’s working capital. As of September 30, 2025, and December 31, 2024, the accounts payable related to parties were $0 and $0, respectively.

Media Traffic Purchase – Related Party

Hottest Media LLC (“Hottest”) is authorized to act as the Company’s agent in purchasing materials and services required to produce advertising on the Company’s behalf. For the three months ending September 30, 2025, and 2024, Hottest has been the sole entity that buys media for the company. Consequently, Hottest has a significant influence on the Company through its position, relationships, involvement, transactions, or contractual arrangements. During the nine months ended September 30, 2025, and 2024, the Company spent $4,949,334 and $4,588,397 on buying media traffic.

NOTE 8 – STOCKHOLDERS’ EQUITY

In February 2025, the Company announced a 4-to-1 reverse stock split effective February 11, 2025, as part of its strategy to uplist to a national securities exchange. The move aims to increase the company’s share price to meet national exchange listing requirements and attract institutional investors.

Under the reverse split, every four shares of outstanding common stock will be converted into one share. Shareholders who are entitled to fractional shares will receive one full share instead; no action is required, as the changes will be automatically reflected in their accounts.

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.0001 per share, of which 31,342,285 are issued and outstanding as of September 30, 2025, reflecting the reverse split.

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

2023 Recent Sales of Unregistered Securities

In November 2023, the Company issued 1,750,000 shares for services at $4.04 per share, based on the closing market price on November 16, 2023, to officers in lieu of services. David Boulette received 1,750,000 shares in exchange for services rendered to the Company.

In November 2023, the Company issued 50,000 shares for services at the rate of $4.04 per share, based on the closing market price on November 16, 2023, to directors in lieu of their services; Daryl Walser received 25,000 shares for services rendered to the Company as its Director; and Phil Aspin received 25,000 shares for services rendered to the Company as its Director.

In December 2023, the Company issued 1,250 units for net proceeds of $10,000. The unit consists of one common share and one Warrant, each with an exercise price of $8.00 and a term of one year.

2022 Recent Sales of Unregistered Securities

In February 2022, the Company issued 70,000 units for net proceeds of $280,000. The unit consists of one common share and one Warrant, each with an exercise price of $8.00 and a term of one year.

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

In June 2022, the Company issued 40,000 units for net proceeds of $160,000. The unit consists of one common share and one Warrant, each with an exercise price of $8.00 and a term of one year.

In July 2022, the Company issued 22,500 units for net proceeds of $90,000. The unit consists of one common share and one Warrant, each with an exercise price of $8.00 and a term of one year.

In July 2022, the Company issued 5,700 shares to consultants for services valued at $68,400.

In July 2022, the Company issued 125,000 shares to acquire AdFlare for $1,500,000.

In August 2022, the Company issued 19,700 units for net proceeds of $78,800. The unit consists of one common share and one Warrant, each with an exercise price of $8.00 and a term of one year.

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

On November 30, 2021, the Company issued 8,500 shares valued at $34,000.

S-1/A Offering and Unit Structure

On September 5, 2025, and again on September 24, 2025, the Company filed amended registration statements on Form S-1/A with the SEC to register the public offering of up to 1,212,121 Units. Each Unit consists of:

●	One share of common stock, and

●	One five-year warrant to purchase one share of common stock at a price equal to or greater than the public offering price.

The offering is underwritten by Maxim Group LLC, which will receive:

●	A 7% cash underwriting discount on the gross proceeds,

●	Underwriter warrants equal to 7% of the total Units sold, with terms matching those of the public warrants, and

●	An over-allotment option to purchase up to 181,818 additional shares and/or warrants, exercisable within 45 days of the offering close.

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

Classification of Warrants under S-1/A Offering

Management has evaluated the classification of the public and underwriter warrants in accordance with ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging. Based on the terms of the instruments and applicable authoritative guidance, the warrants:

●	Have no cash settlement features,

●	Are indexed to the Company’s own stock, and

●	Meet the “fixed-for-fixed” criteria.

As such, the Company has determined that both the public and underwriter warrants qualify for equity classification, and no derivative liability is recorded as of September 30, 2025.

The warrant fair value will be recorded in equity upon issuance and allocated between common stock and additional paid-in capital.

NOTE 10 – DEBT FINANCING

Convertible Notes

In April 2024, the Company secured financing of a $200,000 convertible note from an investor, with a purchase price of $170,000. As of the reporting date, $170,000 of this amount has been received. The note carries a term of three months and accrues interest at 12.50%. This financial arrangement provides the company with additional capital to support ongoing and future operations. In October 2024, the Company issued 40,465 shares valued at $5.20 to settle a $200,000 convertible note and all accrued interest thereon.

In May 2024, the Company secured financing of a $100,000 convertible note from an investor, with a purchase price of $70,000. As of the reporting date, $70,000 of this amount has been received. The note carries a term of three months and accrues interest at 12.50%. This financial arrangement provides the company with additional capital to support ongoing and future operations. In October 2024, the Company issued 20,133 shares at $5.20 per share to settle a $100,000 convertible note and all accrued interest.

Diagonal Note I

As of March 12, 2025, the Company entered into a promissory note agreement with 1800 Diagonal Lending LLC (the “Lender”) for the gross value of $120,455 (the “Diagonal Note I”) maturing January 31, 2026. The Company received net proceeds of $100,000 after deducting an original issue discount (“OID”) of $13,455 and paying $7,000 in fees and expenses. The Note bears interest at a fixed rate of 12% per annum with a term of ten (10) months, with a minimum monthly payment obligation of $13,490.

Boot Note I

As of March 12, 2025, the Company entered into a promissory note agreement with Boot Capital LLC (the “Lender”) for the gross face value of $113,455 (the “Boot Note”) maturing January 31, 2026. The Company received net proceeds of $100,000 after deducting an original issue discount (“OID”) of $13,455. The Note bears interest at a fixed rate of 12% per annum with a term of ten (10) months and a minimum monthly payment obligation of $12,707.

Diagonal Note II

As of May 28, 2025, the Company entered into a promissory note agreement with 1800 Diagonal Lending LLC (the “Lender”) for the gross value of $151,800 (the “Diagonal Note II”) maturing on March 30, 2026. The Company received net proceeds of $125,000 after deducting an original issue discount (“OID”) of $19,800 and paying $7,000 in fees and expenses. The Note bears interest at a fixed rate of 13% per annum with a term of ten (10) months, with a minimum monthly payment obligation of $17,153.

Diagonal Note III

As of July 25, 2025, the Company entered into a promissory note agreement with 1800 Diagonal Lending LLC (the “Lender”) for the gross value of $240,120 (the “Diagonal Note III”) maturing on May 30, 2026. The Company received net proceeds of $200,000 after deducting an original issue discount (“OID”) of $33,120 and paying $7,000 in fees and expenses. The Note bears interest at a fixed rate of 12% per annum for a term of ten (10) months, with one payment of $134,467 due on January 30, 2026, followed by four monthly payments of $33,617.

Boot Note II

As of July 25, 2025, the Company entered into a promissory note agreement with 1800 Diagonal Lending LLC (the “Lender”) for the gross value of $116,000 (the “Boot Note II”) maturing on May 30, 2026. The Company received net proceeds of $100,000 after deducting an original issue discount (“OID”) of $16,000. The Note bears interest at a fixed rate of 12% per annum for a term of ten (10) months, with one payment of $64,960 due on January 30, 2026, followed by four monthly payments of $16,240.

Diagonal Note IV

As of September 23, 2025, the Company entered into a promissory note agreement with 1800 Diagonal Lending LLC (the “Lender”) for the gross value of $155,760 (the “Diagonal Note IV”) maturing on July 30, 2026. The Company received net proceeds of $125,000 after deducting an original issue discount (“OID”) of $23,760 and paying $7,000 in fees and expenses. The Note bears interest at a fixed rate of 12% per annum for a term of ten (10) months, with one payment of $87,226 due on March 30, 2026, followed by four monthly payments of $21,806.

Diagonal Note I, II, and Boot Note mature ten (10) months from the issuance date and are payable in ten (10) monthly instalments, commencing thirty (30) days after issuance. Diagonal Note III and IV, and Boot Note II mature ten (10) months from the issuance date and are payable in five installments, with the first payment due after six months, and balance payments are divided into four (4) monthly installments, commencing one hundred and eighty (180) days after issuance.

NOTE 10 – DEBT FINANCING (continued)

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

As of September 30, 2025, the gross value of all the notes was $897,590. The Company received net proceeds of $750,000 after deducting an original issue discount (“OID”) of $119,590 and deferred financing costs of $28,000. The net original issue discount (OID) was $80,788, with amortization expenses of $80,788 for the nine months ended September 30, 2025. The net financing costs were $18,900, with amortization expenses totaling $9,100 for the nine months ended September 30, 2025.

The total outstanding balance as of September 30, 2025, was $696,520.

Management evaluated the Notes under ASC 470-20 (Debt with Conversion and Other Options) and ASC 815 (Derivatives and Hedging). Because the conversion option in each Note becomes exercisable only upon a future contingent event—default—the feature is considered contingent and not effective until the contingency occurs. As of September 30, 2025, the Company had not defaulted, and management believes default is not probable. Accordingly, no derivative liability has been recognized. The Notes are carried out at amortized cost, net of original-issue discount. The Company will reassess classification if a default occurs. Upon default, the conversion option would become exercisable, and the Company would then record the fair value of the conversion feature as a derivative liability with any resulting gain or loss recognized in earnings. The Stock Purchase Agreements (SPAs) associated with the Notes require the Company to reserve four times the number of shares otherwise issuable. While the Notes are currently accounted for as standard debt instruments, the default-based, variable-price conversion feature could cause significant dilution if a default were to occur. Management monitors compliance with all note covenants to mitigate this risk.

Deferred financing costs and original issue discount (OID) are amortized over the life of the loan using the straight-line method.

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

Since September 28, 2021, the Company has operated at the junction of digital marketing and media monetization. We enhance market awareness for companies and brands by delivering best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC 7319) and businesses across various industries that utilize our platform to market their products and services, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, primarily the United States and Canada. As of September 30, 2025, and December 31, 2024, we had eleven (11) and six (6) customers, primarily from North America. The top three customers accounted for 88% and 85% of the receivables as of September 30, 2025, and December 31, 2024, respectively. Our Company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with the company, it could have a major impact on your revenue and overall financial health. These clients utilize our platform to advertise with media outlets and participate in media buying services, including acquiring online traffic through the Eva Platform. We also work with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising materials, media planning, and buying (i.e., placing advertisements).

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

The Company has prepared consolidated financial statements on a going-concern basis, which assume the realization of assets and the settlement of liabilities and commitments in the ordinary course of business.

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

Net margin: Net income (loss)/Total Revenue ×100

While these are important metrics for our business, specific performance indicators (KPIs) may vary depending on our current business model, strategic goals, and operational specifics.

The Company believes it needs capabilities to develop and successfully launch its AdTech technology solutions, including AI-integrated solutions. The Company budgets at least $500,000 for sales and marketing campaigns over the next twelve months. We require additional capital to the extent that the Company’s operations are insufficient to fund its capital requirements. The Company will seek to raise capital through equity or debt issuances. The Company’s ability to continue as a going concern may depend on the success of management’s plans. The consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and liabilities that might be necessary if the Company is unable to continue as a going concern.

During the quarter ended September 30, 2025, the Company appointed Imran Firoz as Interim Chief Financial Officer, effective September 22, 2025, with a monthly salary of $10,500.

Financial Conditions at September 30, 2025, and December 31, 2024

As of September 30, 2025, and December 31, 2024, the Company had $349,282 and $76,356 in cash, respectively, to execute its business plan. As of September 30, 2025, and December 31, 2024, the Company had accumulated deficits of $22,024,564 and $28,469,675, respectively. The Company had a working capital surplus of $7,996,828 and $1,560,391 as of September 30, 2025, and December 31, 2024, respectively.

RESULTS OF OPERATIONS

Three Months Ending September 30, 2025, and 2024

Currently, we generate all our revenues from the principal-based model. The Company generated revenues of $4,913,318 and $1,982,252 for the three months ended September 30, 2025, and 2024, respectively. The number of customers for the three months ended September 30, 2025, and 2024 was twelve (12) and nine (9), respectively. Additionally, this increase in revenue was further bolstered by the larger contracts secured during the three months ending September 30, 2025. The Company incurred a net income of $1,824,316 and a net loss of $4,951,202 for the three months ended September 30, 2025, and 2024, respectively.

During the three months ended September 30, 2025, and 2024, the Company incurred general and administrative costs (“G and A”) of $529,562 and $5,957,012, respectively, representing 10.78% and 300.52% of the respective quarterly revenue, mainly due to stock-based compensation of $5,561,354 for the period during the months ended September 31, 2024.

During the three months ended September 30, 2025, and 2024, the Company spent $2,472,788 and $960,567 on buying media traffic, representing 50.33% and 48.46% of the respective quarterly revenue, driven by improved platform performance. During the three months ended September 30, 2025, and 2024, the amortization and depreciation expenses were $48,643 and $0.

The Company’s rent expenses were $687 for both the three months ended September 30, 2025, and 2024. The rent expenses are included in the “G and A”.

Reconciliation of Net Income (GAAP) to EBITDA (Non-GAAP):

The table below reconciles our net income, the closest comparable GAAP measure, to EBITDA.

	Nine months ended
Description	September 30, 2025	September 30, 2024
Net income (GAAP Measure)	$1,824,316	(4,951,202)
Add: Interest expense.	38,009	15,875
Add: Taxes	-	-
Add: Amortization & Depreciation	48,643	-
Add: Goodwill impairment.	-	-
EBITDA (Non-GAAP Measure)	$1,910,968	(4,935,327)

Nine Months Ending September 30, 2025, and 2024

Currently, we generate all our revenues from the principal-based model. The Company generated revenues of $12,733,550 and $6,407,818 for the nine months ended September 30, 2025, and 2024, respectively. The number of customers for the nine months ended September 30, 2025, and 2024 was fourteen (14) and fifteen (15), respectively. Additionally, this increase in revenue was further bolstered by the larger contract sizes secured during the nine months ending September 30, 2025. The Company incurred a net income of $6,445,111 and a net loss of $5,114,854 for the nine months ended September 30, 2025, and 2024, respectively.

During the nine months ended September 30, 2025, and 2024, the Company incurred general and administrative costs (“G and A”) of $1,238,398 and $6,911,921, respectively, representing 9.73% and 107.87% of the respective quarterly revenue, mainly due to stock-based compensation of $5,561,354 for the period during the months ended September 31, 2024.

During the nine months ended September 30, 2025, and 2024, the Company spent $4,949,334 and $4,588,397 on buying media traffic, representing 38.87% and 71.61% of the respective quarterly revenue, driven by improved platform performance. During the nine months ended September 30, 2025, and 2024, the amortization and depreciation expenses were $49,430 and $0.

The Company’s rent expenses were $2,061 for both the nine months ended September 30, 2025 and 2024. Rent expenses are included in “G and A”.

Reconciliation of Net Income (GAAP) to EBITDA (Non-GAAP):

The table below reconciles our net income, the closest comparable GAAP measure, to EBITDA.

	Nine months ended
Description	September 30, 2025	September 30, 2024
Net income (GAAP Measure)	$6,445,111	(5,114,854)
Add: Interest expense.	51,277	22,354
Add: Taxes	-	-
Add: Amortization & Depreciation	49,430	-
Add: Goodwill impairment.	-	-
EBITDA (Non-GAAP Measure)	$6,545,818	(5,092,500)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, and December 31, 2024, the Company had $349,282 and $76,356 in cash to execute its business plan. As of September 30, 2025, and December 31, 2024, the Company had accumulated deficits of $22,024,564 and $28,469,675, respectively. The Company had a working capital surplus of $7,996,828 and $1,560,391 as of September 30, 2025, and December 31, 2024, respectively.

As of September 30, 2025, the Company’s Days Sales Outstanding (DSO) was approximately 90 days. The elevated DSO reflects longer collection cycles associated with recently onboarded enterprise clients and may affect near-term liquidity. Management continues to prioritize accounts receivable collections and has instituted updated payment terms and follow-up procedures to reduce DSO in future quarters.

While these actions are expected to improve the Company’s liquidity profile, the Company’s ability to fund its operations and meet obligations as they become due depends on management’s ability to raise additional capital or generate sufficient revenue. To address these liquidity constraints, the Company undertook the following capital markets actions:

Public Offering of Units

On September 5, 2025, and again on September 24, 2025, the Company filed amended registration statements on Form S-1/A with the Securities and Exchange Commission to register the offering of up to 1,212,121 Units, each consisting of one share of common stock and one warrant to purchase one share of common stock. Each warrant is exercisable for a period of five years from the date of issuance at an exercise price equal to or greater than the Unit price. The warrants are expected to be classified as equity instruments under applicable GAAP.

The offering is being underwritten by Maxim Group LLC, which will receive:

●	A 7% underwriting discount,

●	Underwriter warrants to purchase a number of Units equal to 7% of the total Units sold,

●	An over-allotment option to purchase up to 181,818 additional shares and/or warrants, exercisable within 45 days following the closing.

The Company expects to raise gross proceeds of up to $5 million, before offering costs, which are intended to be used to:

●	Fund ongoing platform development and AI integration efforts,

●	Expand advertising campaign capacity,

●	Hire key personnel, and

●	Support working capital requirements and general corporate purposes.

Impact on Capitalization

The successful completion of the public offering will materially improve the Company’s shareholders’ equity, which is expected to meet the listing standards of the Nasdaq Capital Market. However, the issuance of warrants and the payment of underwriter compensation will result in future dilution to existing shareholders.

The Company believes that the offering proceeds, if raised in full, will provide sufficient runway to support operations through the next twelve months and help transition the Company toward commercial revenue generation and uplisting readiness.

GOING CONCERN CONSIDERATION

We have yet to generate significant revenues and cash flow from operations to cover our ongoing expenses. As of September 30, 2025, the Company had an accumulated deficit of $22,024,564. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2024, and 2023, regarding concerns about our ability to continue as a going concern. Our financial statements include additional note disclosures that describe the circumstances leading to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

We have based our management’s discussion and analysis of our financial condition and results of operations on our financial statements, prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses for the reporting periods. Our actual results may differ from these estimates, and such differences could be material and uncertain, particularly in the current economic environment, given the impact of COVID-19.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a -15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2025, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended September 30, 2025, and 2024, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting materially.

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

EVA LIVE INC.

Date: November 10, 2025	/s/ David Boulette
David Boulette, President and CEO (Principal Executive Officer)

Date: November 10, 2025	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

