Form 10-K
period 2025-12-31
Eva Live Inc
filed 2026-03-16
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-43076

EVA LIVE INC.

(Exact name of registrant as specified in its charter)

nevada	88-2864075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2029 Century Park East, Suite # 400N Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

(424) 202-3603

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GOAI	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of June 30, 2025, of $4.24 per share, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $51,059,288.

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at March 16, 2026, was 31,485,389.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, operations results, and any forward-looking statements are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. Examples of forward-looking statements include, without limitation

● estimates of our addressable market, market growth, future revenue, expenses, capital requirements and our needs for additional financing;

● the implementation of our business model and strategic plans for our products and technologies;

● competitive companies and technologies and our industry;

● our ability to develop and commercialize new products;

● our ability to establish and maintain intellectual property protection for our products or avoid or defend claims of infringement;

● our ability to hire and retain key personnel and to manage our future growth effectively;

● our ability to obtain additional financing in future offerings;

● the potential effects of government regulation; and

● our expectations about market trends.

These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend and undertake no obligation to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A, “Risk Factors,” herein and for the reasons described elsewhere in this Annual Report. Any forward-looking statement in this Annual Report reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events.

In this Annual Report, unless otherwise stated or as the context otherwise requires, references to the “Company,” “we,” “us,” “our” and similar references are to Eva Live Inc., a Nevada corporation.

PART I

ITEM 1.	BUSINESS

DESCRIPTION OF BUSINESS

Our Company

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

On September 28, 2021 (the “Acquisition Date”), the Company merged into EvaMedia Corp. (“EvaMedia”). Upon completion of the reverse merger, the Company acquired all issued and outstanding shares of EvaMedia’s capital stock. As a result, the Company issued 110,192,177 shares of the Company’s common stock to shareholders of EvaMedia, and immediately following the Acquisition, 111,169,525 shares of common stock were issued and outstanding. As a result, EvaMedia’s shareholders control 99.12% of the issued and outstanding shares of the Company on a fully diluted basis. Following the Acquisition, David Boulette of EvaMedia became the company’s CEO, director, and controlling shareholder. He appointed two additional board members from EvaMedia, Phil Aspin and Daryl Walser. Terry Fields remained the only board member of the Company. The Company appointed Rizvan Jamal as an independent director of the Company in May 2025. The Company appointed Ali Shadman as an independent director of the Company in June 2025. As of December 31, 2025, the Company has six directors.

We deemed EvaMedia as an accounting acquirer based on the following facts: (i) after the reverse merger, former shareholders of EvaMedia held a majority of the voting interest of the combined company; (ii) former Board of Directors of EvaMedia possess majority control of the Board of Directors of the combined company; (iii) members of the management of EvaMedia are responsible for the management of the combined company. As such, we have treated the financial statements of EvaMedia as the historical financial statements of the combined company, and (iv) EvaMedia’s relative size, measured in assets and revenues, is significantly larger than that of the Company.

We have identified the Company as the legal acquirer, as it is the entity that issued securities. Comparatively, we have identified EvaMedia as the legal acquiree, the entity whose equity interests are acquired.

Since September 28, 2021, the Company has operated at the junction of digital marketing and media monetization.

On September 9, 2021, the Company completed a reverse split in the amount of 1-for-150, changed the Company’s name to Eva Live Inc., changed the Company’s trading symbol from “MLWN” to “GOAI,” and executed an Acquisition Agreement resulting in a change of control of the Company. On September 10, 2021, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name from “Malwin Ventures, Inc.” to “Eva Live, Inc.” and a change in the Company’s ticker symbol from “MLWN” to the new trading symbol “GOAI”. Trading on the OTCQB under the new ticker symbol began at market opening on July 11, 2021.

On January 28, 2026, after obtaining the required Nasdaq approval, our common stock started to trade on Nasdaq under the symbol “GOAI”.

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

Reverse Capitalization

After the SEC’s order on BF Borgers CPA in May 2024, the Company reevaluated the significant transaction as reverse capitalization instead of a reverse acquisition. On the Acquisition Date, the Company entered a reverse capitalization transaction (“Acquisition”) with EvaMedia. As per SEC 7050 – Reverse Mergers, a reverse recapitalization is a transaction in which a shell company (as defined in Exchange Act Rule 12b-2) issues its equity interests to effect the acquisition of an operating company. Reverse recapitalization is accounted for as a capital transaction equivalent to the operating company (i.e., the accounting acquirer, EvaMedia) issuing its equity for the net assets of the shell company, followed by recapitalization. A reverse recapitalization is not accounted for as a business combination because the shell company is not a business. Since reverse recapitalization is not accounted for as a business combination, no goodwill would be recorded because of the reverse recapitalization transaction. Therefore, we have eliminated goodwill of $2,010,606 as of December 31, 2024. Rather, any excess of the fair value of the shares issued by the operating company over the value of the net monetary assets of the shell company is recognized as a reduction to equity. In a reverse recapitalization, the legal acquirer/issuer is a shell company, the Company.

Recent developments

Reverse Stock Split

On February 4, 2025, the Company effected a reverse stock split of our outstanding common stock at a 1-for-4 ratio (the “Reverse Stock Split”). FINRA announced the Reverse Stock Split on February 10, 2025. The common stock commenced trading on a split-adjusted basis on OTC Markets at the market open on February 11, 2025. The trading symbol for the common stock continued to be “GOAI” after the Reverse Stock Split, and the CUSIP for the common stock changed to 298892209. Unless otherwise noted, the share and per share information in this Annual Report and the financial statements and notes included herein reflect the Reverse Stock Split.

Promissory notes

Promissory Notes with 1800 Diagonal Lending LLC

1800 Diagonal Lending LLC Promissory Note (Diagonal#1), March 12, 2025

On March 12, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $120,455 in exchange for a purchase price of $107,000, reflecting an original issue discount of $13,455. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of twelve percent (12%), or $14,454, applied to the principal on the issuance date, resulting in a total repayment obligation of $134,909. The Note matures on January 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in ten (10) equal installments of $13,490.90 each, with the first payment due on April 30, 2025, and nine subsequent monthly payments due on the 30th day of each month thereafter through the maturity date. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 34.91% of the net cash proceeds received.

The Company has the right to prepay the Note in full at any time with no prepayment penalty. In addition, the Note provides for discounted prepayment during the first 180 days following issuance. During the first 60 days, the Company may prepay at 97% of the outstanding principal and accrued interest, and from day 61 through day 180, at 98%. The Company must provide no more than three (3) Trading Days’ prior written notice to the Holder to exercise the prepayment option.

The Note is convertible into shares of our common stock, par value $0.0001 per share (“Common Stock”), only upon the occurrence and during the continuation of an Event of Default. No conversion right exists absent a default. Upon an Event of Default, the Holder may convert all or any portion of the outstanding and unpaid balance of the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to 65% of the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the conversion date, representing a 35% discount to market. The conversion amount may include, at the Holder’s option, the principal amount being converted, accrued and unpaid interest, any default interest, and any other amounts owed under the Note.

The Holder is subject to a non-waivable beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Upon receipt of a notice of conversion, the Company must issue and deliver shares within three (3) business days. Failure to deliver within this deadline subjects the Company to a penalty of $2,000 per day. The Company participates in the Depository Trust Company’s Fast Automated Securities Transfer program and shall use its best efforts to facilitate electronic transfer via the Deposit and Withdrawal at Custodian system.

In connection with the Note, we have reserved 186,715 shares of Common Stock with our transfer agent, Issuer Direct Corporation, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

There is no balance due remaining under this Note.

1800 Diagonal Lending LLC Promissory Note (Diagonal#2), May 28, 2025

On May 28, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $151,800 in exchange for a purchase price of $132,000, reflecting an original issue discount of $19,800. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of thirteen percent (13%), or $19,734, applied to the principal on the issuance date, resulting in a total repayment obligation of $171,534. The Note matures on March 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in ten (10) equal installments of $17,153.40 each, with the first payment due on June 30, 2025, and nine subsequent monthly payments due on the 30th day of each month thereafter through the maturity date. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 37.23% of the net cash proceeds received.

The Company has the right to prepay the Note in full at any time with no prepayment penalty. In addition, the Note provides for discounted prepayment during the first 180 days following issuance. During the first 60 days, the Company may prepay at 96% of the outstanding principal and accrued interest, and from day 61 through day 180, at 97%. The Company must provide no more than three (3) Trading Days’ prior written notice to the Holder to exercise the prepayment option.

The Note is convertible into shares of our common stock, par value $0.0001 per share (“Common Stock”), only upon the occurrence and during the continuation of an Event of Default. No conversion right exists absent a default. Upon an Event of Default, the Holder may convert all or any portion of the outstanding and unpaid balance of the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to 65% of the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the conversion date, representing a 35% discount to market. The conversion amount may include, at the Holder’s option, the principal amount being converted, accrued and unpaid interest, any default interest, and any other amounts owed under the Note.

The Holder is subject to a non-waivable beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Upon receipt of a notice of conversion, the Company must issue and deliver shares within three (3) business days. Failure to deliver within this deadline subjects the Company to a penalty of $2,000 per day. The Company participates in the Depository Trust Company’s Fast Automated Securities Transfer program and shall use its best efforts to facilitate electronic transfer via the Deposit and Withdrawal at Custodian system.

In connection with the Note, we have reserved 543,112 shares of Common Stock with our transfer agent, Issuer Direct Corporation, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

On January 29, 2026, Holder submitted a notice of conversion of the Company for the conversion of $52,960 or 16,263 shares valued at $3.2565 due under the Note for the 144 Shares. There is no balance due remaining under this Note after this Conversion.

1800 Diagonal Lending LLC Promissory Note (Diagonal #3), July 25, 2025

On July 25, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $240,120 in exchange for a purchase price of $207,000, reflecting an original issue discount of $33,120. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of twelve percent (12%), or $28,814, applied to the principal on the issuance date, resulting in a total repayment obligation of $268,934. The Note matures on May 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in five (5) installments as follows: $134,467 due on January 30, 2026; $33,616.75 due on February 28, 2026; $33,616.75 due on March 30, 2026; $33,616.75 due on April 30, 2026; and May 30, 2026. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 34.47% of the net cash proceeds received.

The Company has the right to prepay the Note in full at any time with no prepayment penalty. In addition, the Note provides for discounted prepayment during the first 180 days following issuance. During the first 60 days, the Company may prepay at 96% of the outstanding principal and accrued interest; from day 61 through day 120, at 97%; and from day 121 through day 180, at 98%. The Company must provide no more than three (3) Trading Days’ prior written notice to the Holder to exercise the prepayment option.

The Note is convertible into shares of our common stock, par value $0.0001 per share (“Common Stock”), only upon the occurrence and during the continuation of an Event of Default. No conversion right exists absent a default. Upon an Event of Default, the Holder may convert all or any portion of the outstanding and unpaid balance of the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to 65% of the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the conversion date, representing a 35% discount to market. The conversion amount may include, at the Holder’s option, the principal amount being converted, accrued and unpaid interest, any default interest, and any other amounts owed under the Note.

The Holder is subject to a non-waivable beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Upon receipt of a notice of conversion, the Company must issue and deliver shares within three (3) business days. Failure to deliver within this deadline subjects the Company to a penalty of $2,000 per day. The Company participates in the Depository Trust Company’s Fast Automated Securities Transfer program and shall use its best efforts to facilitate electronic transfer via the Deposit and Withdrawal at Custodian system.

In connection with the Note, we have reserved 757,775 shares of Common Stock with our transfer agent, Issuer Direct Corporation, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

On January 28, 2026, Holder submitted a notice of conversion of the Company for the conversion of $270,434 or 83,044 shares valued at $3.2565 due under the Note for the 144 Shares. There is no balance due remaining under this Note after this Conversion.

1800 Diagonal Lending LLC Promissory Note (Diagonal #4), September 23, 2025

On September 23, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $155,760 in exchange for a purchase price of $132,000, reflecting an original issue discount of $23,760. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of twelve percent (12%), or $18,691, applied to the principal on the issuance date, resulting in a total repayment obligation of $174,451. The Note matures on July 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in five (5) installments as follows: $87,225.50 due on March 30, 2026; $21,806.38 due on April 30, 2026, May 30, 2026, and June 30, 2026; and $21,806.36 due on July 30, 2026. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 39.56% of the net cash proceeds received.

The Company has the right to prepay the Note in full at any time with no prepayment penalty. In addition, the Note provides for discounted prepayment during the first 180 days following issuance. During the first 60 days, the Company may prepay at 96% of the outstanding principal and accrued interest; from day 61 through day 120, at 97%; and from day 121 through day 180, at 98%. The Company must provide no more than three (3) Trading Days’ prior written notice to the Holder to exercise the prepayment option.

The Note is convertible into shares of our common stock, par value $0.0001 per share (“Common Stock”), only upon the occurrence and during the continuation of an Event of Default. No conversion right exists absent a default. Upon an Event of Default, the Holder may convert all or any portion of the outstanding and unpaid balance of the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to 65% of the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the conversion date, representing a 35% discount to market. The conversion amount may include, at the Holder’s option, the principal amount being converted, accrued and unpaid interest, any default interest, and any other amounts owed under the Note.

The Holder is subject to a non-waivable beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Upon receipt of a notice of conversion, the Company must issue and deliver shares within three (3) business days. Failure to deliver within this deadline subjects the Company to a penalty of $2,000 per day. The Company participates in the Depository Trust Company’s Fast Automated Securities Transfer program and shall use its best efforts to facilitate electronic transfer via the Deposit and Withdrawal at Custodian system.

In connection with the Note, we have reserved 255,606 shares of Common Stock with our transfer agent, Issuer Direct Corporation, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

The total principal balance outstanding as of the date of the Annual Report is $155,760.

1800 Diagonal Lending LLC Promissory Note (Diagonal #5), November 14, 2025

On November 14, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $180,550 in exchange for a purchase price of $157,000, reflecting an original issue discount of $23,550. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of thirteen percent (13%), or $23,471, applied to the principal on the issuance date, resulting in a total repayment obligation of $204,021. The Note matures on August 15, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in nine (9) equal installments of $22,669 each, with the first payment due on December 15, 2025, and eight subsequent monthly payments due on the 15th day of each month thereafter through the maturity date. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 36.01% of the net cash proceeds received.

The Company has the right to prepay the Note in full at any time with no prepayment penalty. In addition, the Note provides for discounted prepayment during the first 180 days following issuance. During the first 60 days, the Company may prepay at 96% of the outstanding principal and accrued interest, and from day 61 through day 180, at 97%. The Company must provide no more than three (3) Trading Days’ prior written notice to the Holder to exercise the prepayment option.

The Note is convertible into shares of our common stock, par value $0.0001 per share (“Common Stock”), only upon the occurrence and during the continuation of an Event of Default. No conversion right exists absent a default. Upon an Event of Default, the Holder may convert all or any portion of the outstanding and unpaid balance of the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to 65% of the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the conversion date, representing a 35% discount to market. The conversion amount may include, at the Holder’s option, the principal amount being converted, accrued and unpaid interest, any default interest, and any other amounts owed under the Note.

The Holder is subject to a non-waivable beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Upon receipt of a notice of conversion, the Company must issue and deliver shares within three (3) business days. Failure to deliver within this deadline subjects the Company to a penalty of $2,000 per day. The Company participates in the Depository Trust Company’s Fast Automated Securities Transfer program and shall use its best efforts to facilitate electronic transfer via the Deposit and Withdrawal at Custodian system.

In connection with the Note, we have reserved 311,226 shares of Common Stock with our transfer agent, Equiniti Trust Company LLC, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

The total principal balance outstanding as of the date of the Annual Report is $180,550.

1800 Diagonal Lending LLC Promissory Note (Diagonal #6), January 14, 2026

On January 14, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $123,050 in exchange for a purchase price of $107,000, reflecting an original issue discount of $16,050. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of thirteen percent (13%), or $15,996, applied to the principal on the issuance date, resulting in a total repayment obligation of $139,046. The Note matures on October 15, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in nine (9) installments, with the first payment due on February 15, 2026, and eight subsequent monthly payments due on the 15th day of each month thereafter through the maturity date. The initial eight installments are each in the amount of $15,449.56, and the final ninth installment is $15,449.52. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 39.05% of the net cash proceeds received.

The Company has the right to prepay the Note in full at any time with no prepayment penalty. In addition, the Note provides for discounted prepayment during the first 180 days following issuance. During the first 60 days, the Company may prepay at 96% of the outstanding principal and accrued interest, and from day 61 through day 180, at 97%. The Company must provide no more than three (3) Trading Days’ prior written notice to the Holder to exercise the prepayment option.

The Note is convertible into shares of our common stock, par value $0.0001 per share (“Common Stock”), only upon the occurrence and during the continuation of an Event of Default. No conversion right exists absent a default. Upon an Event of Default, the Holder may convert all or any portion of the outstanding and unpaid balance of the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to 65% of the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the conversion date, representing a 35% discount to market. The conversion amount may include, at the Holder’s option, the principal amount being converted, accrued and unpaid interest, any default interest, and any other amounts owed under the Note.

The Holder is subject to a non-waivable beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Upon receipt of a notice of conversion, the Company must issue and deliver shares within three (3) business days. Failure to deliver within this deadline subjects the Company to a penalty of $2,000 per day. The Company participates in the Depository Trust Company’s Fast Automated Securities Transfer program and shall use its best efforts to facilitate electronic transfer via the Deposit and Withdrawal at Custodian system.

In connection with the Note, we have reserved 116,318 shares of Common Stock with our transfer agent, Equiniti Trust Company LLC, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 150,719,091 shares were issued and outstanding.

The total principal balance outstanding as of the date of the Annual Report is $123,050.

1800 Diagonal Lending LLC Promissory Note (Diagonal #7), January 28, 2026

On January 28, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $421,260 in exchange for a purchase price of $357,000, reflecting an original issue discount of $64,260. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of twelve percent (12%), or $50,551, applied to the principal on the issuance date, resulting in a total repayment obligation of $471,811. The Note matures on November 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in five (5) installments as follows: $235,905.52 due on July 30, 2026; $58,976.37 due on August 30, 2026, September 30, 2026, October 30, 2026, and November 30, 2026. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 34.80% of the net cash proceeds received.

The Company has the right to prepay the Note in full at any time with no prepayment penalty. In addition, the Note provides for discounted prepayment during the first 180 days following issuance. During the first 60 days, the Company may prepay at 96% of the outstanding principal and accrued interest; from day 61 through day 120, at 97%; and from day 121 through day 180, at 98%. The Company must provide no more than three (3) Trading Days’ prior written notice to the Holder to exercise the prepayment option.

The Note is convertible into shares of our common stock, par value $0.0001 per share (“Common Stock”), only upon the occurrence and during the continuation of an Event of Default. No conversion right exists absent a default. Upon an Event of Default, the Holder may convert all or any portion of the outstanding and unpaid balance of the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to 65% of the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the conversion date, representing a 35% discount to market. The conversion amount may include, at the Holder’s option, the principal amount being converted, accrued and unpaid interest, any default interest, and any other amounts owed under the Note.

The Holder is subject to a non-waivable beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Upon receipt of a notice of conversion, the Company must issue and deliver shares within three (3) business days. Failure to deliver within this deadline subjects the Company to a penalty of $2,000 per day. The Company participates in the Depository Trust Company’s Fast Automated Securities Transfer program and shall use its best efforts to facilitate electronic transfer via the Deposit and Withdrawal at Custodian system.

In connection with the Note, we have reserved 517,438 shares of Common Stock with our transfer agent, Equiniti Trust Company LLC, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

The total principal balance outstanding as of the date of the Annual Report is $421,260.

General Terms & Conditions for all Diagonal Notes:

The Note contains customary Events of Default, including: failure to pay principal or interest when due (subject to a five-day cure period after written notice); failure to issue shares upon valid conversion or to remove restrictive legends (subject to a three-business-day cure period following a 48-hour demand from the Holder); breach of any material covenant in the Note or Purchase Agreement (subject to a twenty-day cure period); any material representation or warranty proving false or misleading; assignment for the benefit of creditors or appointment of a receiver or trustee; institution of bankruptcy, insolvency, reorganization, or liquidation proceedings; failure to maintain listing of the Common Stock on at least one trading market; failure to comply with, or cessation of, Exchange Act reporting requirements; dissolution, liquidation, or winding up of the Company or any substantial portion of its business; cessation of operations or admission of inability to pay debts as they become due; restatement of financial statements filed with the SEC after 180 days from issuance with material adverse effect; failure to provide irrevocable transfer agent instructions to a successor transfer agent; cross-default under any other agreements with the Holder or its affiliates; and failure to maintain the required share reserve.

Upon the occurrence and during the continuation of any Event of Default, the Note becomes immediately due and payable, and the Company is required to pay the Holder an amount equal to 150% of the sum of the then-outstanding principal, accrued and unpaid interest, any default interest, and any other amounts owed under the Note (the “Default Amount”). If a default relating to the issuance or delivery of conversion shares under Section 3.2 of the Note occurs following any other Event of Default, the default percentage increases to 200%. If the Company fails to pay the Default Amount within five (5) business days of written notice, the Holder has the right to convert the outstanding balance, including the Default Amount, into shares of Common Stock at the conversion price described above.

The Note and Purchase Agreement contain certain covenants restricting our operations so long as any obligations remain outstanding. We have agreed not to sell, lease, or otherwise dispose of any significant portion of our assets outside the ordinary course of business without the Holder’s written consent. We are required to maintain our corporate existence and not sell all or substantially all of our assets without the Holder’s prior written consent. We must also maintain compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, for so long as the Holder beneficially owns the Note.

The Note contains anti-dilution and adjustment provisions. At the Holder’s option, the sale or disposition of all or substantially all of our assets, any transaction disposing of more than 50% of our voting power, or any merger or consolidation in which we are not the survivors, shall be deemed an Event of Default. In the event of any merger, consolidation, recapitalization, or similar event, the Holder shall have the right to receive upon conversion the stock, securities, or assets it would have received had the Note been converted immediately prior to such transaction. If we declare or make any distribution of assets to holders of Common Stock, the Holder shall be entitled upon conversion to receive the assets that would have been payable had the Holder held the conversion shares on the applicable record date.

The Note is an unsecured obligation of the Company, free from all taxes, liens, claims, and encumbrances, and is not subject to preemptive rights or other similar rights of our shareholders. The Holder may assign the Note without our consent, provided each transferee is an accredited investor as defined in Rule 501(a) of the Securities and Exchange Commission. The Note may also be pledged as collateral in connection with a bona fide margin account or other lending arrangement.

The Note and Purchase Agreement are governed by the laws of the Commonwealth of Virginia, without regard to principles of conflicts of laws. Any disputes shall be resolved exclusively in the Circuit Court of Fairfax County, Virginia, or the Alexandria Division of the United States District Court for the Eastern District of Virginia. Both parties have waived the right to trial by jury.

Promissory Notes with Boot Capital LLC

Boot Capital LLC Promissory Note (Boot#1), March 12, 2025

On March 12, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Boot Capital LLC, a Delaware limited liability company (“Boot Capital” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $113,455 in exchange for a purchase price of $100,000, reflecting an original issue discount of $13,455. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of twelve percent (12%), or $13,614, applied to the principal on the issuance date, resulting in a total repayment obligation of $127,069. The Note matures on January 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in ten (10) equal installments of $12,706.90 each, with the first payment due on April 30, 2025, and nine subsequent monthly payments due on the 30th day of each month thereafter through the maturity date. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 27.07% of the cash proceeds received.

The Company has the right to prepay the Note in full at any time with no prepayment penalty. In addition, the Note provides for discounted prepayment during the first 180 days following issuance. During the first 60 days, the Company may prepay at 97% of the outstanding principal and accrued interest, and from day 61 through day 180, at 98%. The Company must provide no more than three (3) Trading Days’ prior written notice to the Holder to exercise the prepayment option.

The Note is convertible into shares of our common stock, par value $0.0001 per share (“Common Stock”), only upon the occurrence and during the continuation of an Event of Default. No conversion right exists absent a default. Upon an Event of Default, the Holder may convert all or any portion of the outstanding and unpaid balance of the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to 65% of the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the conversion date, representing a 35% discount to market. The conversion amount may include, at the Holder’s option, the principal amount being converted, accrued and unpaid interest, any default interest, and any other amounts owed under the Note.

The Holder is subject to a non-waivable beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Upon receipt of a notice of conversion, the Company must issue and deliver shares within three (3) business days. Failure to deliver within this deadline subjects the Company to a penalty of $2,000 per day. The Company participates in the Depository Trust Company’s Fast Automated Securities Transfer program and shall use its best efforts to facilitate electronic transfer via the Deposit and Withdrawal at Custodian system.

In connection with the Note, we have reserved 175,865 shares of Common Stock with our transfer agent, Issuer Direct Corporation, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

On January 30, 2026, Holder submitted a notice of conversion of the Company for the conversion of $12,707 or 3,902 shares valued at $3.2565 due under the Note for the 144 Shares. There is no balance due remaining under this Note after this Conversion.

Boot Capital LLC Promissory Note (Boot#2), July 25, 2025

On July 25, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Boot Capital LLC, a Delaware limited liability company (“Boot Capital” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $116,000 in exchange for a purchase price of $100,000, reflecting an original issue discount of $16,000. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of twelve percent (12%), or $13,920, applied to the principal on the issuance date, resulting in a total repayment obligation of $129,920. The Note matures on May 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in five (5) installments as follows: $64,960 due on January 30, 2026; $16,240 due on February 28, 2026; $16,240 due on March 30, 2026; $16,240 due on April 30, 2026; and May 30, 2026. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 29.92% of the cash proceeds received.

The Company has the right to prepay the Note in full at any time with no prepayment penalty. In addition, the Note provides for discounted prepayment during the first 180 days following issuance. During the first 60 days, the Company may prepay 96% of the outstanding principal and accrued interest; from day 61 through day 120, at 97%; and from day 121 through day 180, at 98%. The Company must provide no more than three (3) Trading Days’ prior written notice to the Holder to exercise the prepayment option.

The Note is convertible into shares of our common stock, par value $0.0001 per share (“Common Stock”), only upon the occurrence and during the continuation of an Event of Default. No conversion right exists absent a default. Upon an Event of Default, the Holder may convert all or any portion of the outstanding and unpaid balance of the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to 65% of the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the conversion date, representing a 35% discount to market. The conversion amount may include, at the Holder’s option, the principal amount being converted, accrued and unpaid interest, any default interest, and any other amounts owed under the Note.

The Holder is subject to a non-waivable beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Upon receipt of a notice of conversion, the Company must issue and deliver shares within three (3) business days. Failure to deliver within this deadline subjects the Company to a penalty of $2,000 per day. The Company participates in the Depository Trust Company’s Fast Automated Securities Transfer program and shall use its best efforts to facilitate electronic transfer via the Deposit and Withdrawal at Custodian system.

In connection with the Note, we have reserved 366,074 shares of Common Stock with our transfer agent, Issuer Direct Corporation, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

On January 28, 2026, Holder submitted a notice of conversion of the Company for the conversion of $129,920 or 39,895 shares valued at $3.2565 due under the Note for the 144 Shares. There is no balance due remaining under this Note after this Conversion.

Boot Capital LLC Promissory Note (Boot#3), January 14, 2026

On January 14, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Boot Capital LLC, a Delaware limited liability company (“Boot Capital” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $57,500 in exchange for a purchase price of $50,000, reflecting an original issue discount of $7,500. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of thirteen percent (13%), or $7,475, applied to the principal on the issuance date, resulting in a total repayment obligation of $64,975. The Note matures on October 15, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in nine (9) equal installments of approximately $7,219.40 each, with the first payment due on February 15, 2026, and eight subsequent monthly payments due on the fifteenth day of each month thereafter through the maturity date. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 29.95% of the cash proceeds received.

The Company has the right to prepay the Note in full at any time with no prepayment penalty. In addition, the Note provides for discounted prepayment during the first 180 days following issuance. During the first 60 days, the Company may prepay at 96% of the outstanding principal and accrued interest, and from day 61 through day 180, at 97%. The Company must provide no more than three (3) Trading Days’ prior written notice to the Holder to exercise the prepayment option.

The Note is convertible into shares of our common stock, par value $0.0001 per share (“Common Stock”), only upon the occurrence and during the continuation of an Event of Default. No conversion right exists absent a default. Upon an Event of Default, the Holder may convert all or any portion of the outstanding and unpaid balance of the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to 65% of the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the conversion date, representing a 35% discount to market. The conversion amount may include, at the Holder’s option, the principal amount being converted, accrued and unpaid interest, any default interest, and any other amounts owed under the Note.

The Holder is subject to a non-waivable beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Upon receipt of a notice of conversion, the Company must issue and deliver shares within three (3) business days. Failure to deliver within this deadline subjects the Company to a penalty of $2,000 per day. The Company participates in the Depository Trust Company’s Fast Automated Securities Transfer program and shall use its best efforts to facilitate electronic transfer via the Deposit and Withdrawal at Custodian system.

In connection with the Note, we have reserved 54,354 shares of Common Stock with our transfer agent, Equiniti Trust Company LLC, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 150,719,091 shares were issued and outstanding.

The total principal balance outstanding as of the date of the Annual Report is $57,500.

Boot Capital LLC Promissory Note (Boot#4), January 28, 2026

On January 28, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Boot Capital LLC, a Delaware limited liability company (“Boot Capital” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $177,000 in exchange for a purchase price of $150,000, reflecting an original issue discount of $27,000. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of twelve percent (12%), or $21,240, applied to the principal on the issuance date, resulting in a total repayment obligation of $198,240. The Note matures on November 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in five installments as follows: $99,120 due on July 30, 2026; $24,780 due on August 30, 2026; $24,780 due on September 30, 2026; $24,780 due on October 30, 2026; and November 30, 2026. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note.

The Company has the right to prepay the Note in full at any time with no prepayment penalty. In addition, the Note provides for discounted prepayment during the first 180 days following issuance. During the first 60 days, the Company may prepay at 96% of the outstanding principal and accrued interest; from day 61 through day 120, at 97%; and from day 121 through day 180, at 98%. The Company must provide no more than three Trading Days’ prior written notice to the Holder to exercise the prepayment option.

The Note is convertible into shares of our common stock, par value $0.0001 per share (“Common Stock”), only upon the occurrence and during the continuation of an Event of Default. No conversion right exists absent a default. Upon an Event of Default, the Holder may convert all or any portion of the outstanding and unpaid balance of the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to 75% of the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the conversion date, representing a 25% discount to market. The conversion amount may include, at the Holder’s option, the principal amount being converted, accrued and unpaid interest, any default interest, and any other amounts owed under the Note.

The Holder is subject to a non-waivable beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Upon receipt of a notice of conversion, the Company must issue and deliver shares within three (3) business days. Failure to deliver within this deadline subjects the Company to a penalty of $2,000 per day. The Company participates in the Depository Trust Company’s Fast Automated Securities Transfer program and shall use its best efforts to facilitate electronic transfer via the Deposit and Withdrawal at Custodian system.

In connection with the Note, we have reserved 217,411 shares of Common Stock with our transfer agent, Equiniti Trust Company LLC, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

The total principal balance outstanding as of the date of the Annual Report is $177,000.

General Terms & Conditions for all Boot Capital Notes:

The Note contains customary Events of Default, including: failure to pay principal or interest when due (subject to a five-day cure period after written notice); failure to issue shares upon valid conversion or to remove restrictive legends (subject to a three-business-day cure period); breach of any material covenant in the Note or Purchase Agreement (subject to a twenty-day cure period); any material representation or warranty proving false or misleading; assignment for the benefit of creditors or appointment of a receiver or trustee; institution of bankruptcy, insolvency, reorganization, or liquidation proceedings; failure to maintain listing of the Common Stock on at least one trading market; failure to comply with, or cessation of, Exchange Act reporting requirements; dissolution, liquidation, or winding up of the Company or any substantial portion of its business; cessation of operations or admission of inability to pay debts as they become due; restatement of financial statements filed with the SEC after 180 days from issuance with material adverse effect; failure to provide irrevocable transfer agent instructions to a successor transfer agent; cross-default under any other agreements with the Holder or its affiliates; and failure to maintain the required share reserve.

Upon the occurrence and during the continuation of any Event of Default, the Note becomes immediately due and payable, and the Company is required to pay the Holder an amount equal to 150% of the sum of the then-outstanding principal, accrued and unpaid interest, any default interest, and any other amounts owed under the Note (the “Default Amount”). If a default relating to the issuance or delivery of conversion shares under Section 3.2 of the Note occurs following any other Event of Default, the default percentage increases to 200%. If the Company fails to pay the Default Amount within five (5) business days of written notice, the Holder has the right to convert the outstanding balance, including the Default Amount, into shares of Common Stock at the conversion price described above.

The Note and Purchase Agreement contain certain covenants restricting our operations so long as any obligations remain outstanding. We have agreed not to sell, lease, or otherwise dispose of any significant portion of our assets outside the ordinary course of business without the Holder’s written consent. We are required to maintain our corporate existence and not sell all or substantially all of our assets without the Holder’s prior written consent. We must also maintain compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, for so long as the Holder beneficially owns the Note.

The Note contains anti-dilution and adjustment provisions. At the Holder’s option, the sale or disposition of all or substantially all of our assets, any transaction disposing of more than 50% of our voting power, or any merger or consolidation in which we are not the survivor, shall be deemed an Event of Default. In the event of any merger, consolidation, recapitalization, or similar event, the Holder shall have the right to receive upon conversion the stock, securities, or assets it would have received had the Note been converted immediately prior to such transaction. If we declare or make any distribution of assets to holders of Common Stock, the Holder shall be entitled upon conversion to receive the assets that would have been payable had the Holder held the conversion shares on the applicable record date.

The Note is an unsecured obligation of the Company, free from all taxes, liens, claims, and encumbrances, and is not subject to preemptive rights or other similar rights of our shareholders. The Holder may assign the Note without our consent, provided each transferee is an accredited investor as defined in Rule 501(a) of the Securities and Exchange Commission. The Note may also be pledged as collateral in connection with a bona fide margin account or other lending arrangement.

The Note and Purchase Agreement are governed by the laws of the Commonwealth of Virginia, without regard to principles of conflicts of laws. Any disputes shall be resolved exclusively in the Circuit Court of Fairfax County, Virginia, or the Alexandria Division of the United States District Court for the Eastern District of Virginia. Both parties have waived the right to trial by jury.

Promissory Note with an Individual

On December 10, 2025, we entered into a Convertible Promissory Note Agreement (the “Agreement”) with an individual (“Lender”), pursuant to which we issued a convertible promissory note (the “Note”) in the principal amount of $110,000 in exchange for a funding amount of $100,000, reflecting an original issue discount of $10,000, or ten percent (10%) of the principal amount. The net proceeds from this transaction are being used for general corporate purposes.

The outstanding principal bears simple interest at the rate of ten percent (10%) per annum, calculated based on a 365-day year. Based on the one-year term, the total interest accruing through maturity is $11,000, resulting in a total amount due at maturity of $121,000. The Note matures on December 10, 2026. Unless earlier converted or prepaid, all outstanding principal and accrued interest shall be due and payable in full on the maturity date. The Note does not provide for periodic instalment payments; the entire balance is payable as a single lump sum at maturity. The effective cost of this financing to the Company is approximately 21.00% of the cash proceeds received, inclusive of the original issue discount and one year of accrued interest.

The Note may be prepaid prior to the maturity date. The Agreement does not provide for any prepayment penalties, discounts, or premium charges in connection with early repayment of the Note.

The Note is convertible into shares of our common stock at a fixed conversion price of $2.60 per share. Unlike the variable-price conversion features contained in certain of our other outstanding promissory notes, the conversion price under this Note is fixed and is not subject to adjustment based on the market trading price of our Common Stock. The number of shares issuable upon conversion is calculated by dividing the sum of the outstanding principal and accrued interest by the conversion price. Assuming full conversion of the entire principal and one year of accrued interest at maturity, a total of approximately 46,538 shares of Common Stock would be issuable upon conversion.

The Lender may elect to convert all or any portion of the outstanding principal and accrued interest into shares of Common Stock at the Lender’s sole discretion at any time during the term of the Note. The conversion right is voluntary and is not conditioned upon the occurrence of an Event of Default. In addition, upon the occurrence of an Event of Default, the Lender shall have the right to convert all outstanding principal and accrued interest into shares of Common Stock at the fixed conversion price. The Agreement does not contain a beneficial ownership limitation restricting the number of shares that may be acquired upon conversion.

The Agreement does not contain a specific share reservation requirement or irrevocable transfer agent instructions. Based on the fixed conversion price of $2.60 per share and the total amount due at maturity of $121,000, a maximum of approximately 46,538 shares of Common Stock would be issuable upon full conversion of the Note.

The Note contains four Events of Default: (a) failure by the Company to pay any amount due under the Note within ten (10) days of when due; (b) breach by the Company of any material representation, warranty, or covenant contained in the Agreement; (c) insolvency of the Company, bankruptcy filing, or assignment for the benefit of creditors; and (d) any material adverse change in the Company’s financial condition or business operations.

Upon the occurrence of an Event of Default, the Lender shall have the right to convert all outstanding principal and accrued interest into shares of Common Stock at the fixed conversion price of $2.60 per share. The Agreement does not provide for a default interest rate, acceleration premium, or penalty multiplier upon the occurrence of an Event of Default. The remedies available to the Lender upon default are limited to the conversion right described above and any other remedies available at law or in equity.

The Agreement contains representations and warranties by the Company, including that the Company is duly organized and validly existing, has full power and authority to execute the Agreement and perform its obligations, and that the Agreement constitutes a valid and binding obligation enforceable in accordance with its terms. The Agreement does not contain restrictive covenants relating to asset dispositions, corporate existence maintenance, or Exchange Act reporting compliance.

The Agreement does not contain anti-dilution provisions, adjustment mechanisms for mergers, consolidations, or similar corporate transactions, or distribution protections. The fixed conversion price of $2.60 per share is not subject to adjustment for any reason.

The Note is an unsecured obligation of the Company. The Agreement does not contain provisions regarding assignability, pledging as collateral, or transferability of the Note by the Lender.

The Agreement is governed by the laws of the State of California, without regard to its conflict of laws principles. The Agreement does not specify an exclusive venue or jurisdiction for the resolution of disputes. Both parties retain all rights available at law or in equity.

The total principal balance outstanding as of the date of the Annual Report is $110,000.

Private Placement

On February 23, 2026, Eva Live Inc (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC, an accredited investor (the “Investor”). Pursuant to the Purchase Agreement, the Company agreed to sell, and the Investor agreed to purchase, a secured convertible note of the Company, in the aggregate original principal amount of $7,560,000 (the “Initial Note”), which is convertible into common stock of the Company. Pursuant to the Purchase Agreement the Investor shall also have the right, for a period of 24 months after the Closing, to purchase up to $4,320,000.00 of principal amount of additional notes in one or more tranches. At Closing, the Company received gross proceeds of $7,000,000 for the Initial Note, which represents original issuance discount of 8%.

Our Current Operations

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

Since September 28, 2021, the Company has operated at the junction of digital marketing and media monetization. We enable market awareness of companies and brands by providing best-in-class digital marketing and monetization services on the Internet. Our typical customers are advertising agencies (classified under SIC7319) and businesses in various industries seeking to market their products and services using our platform, including media companies, financial institutions, and other retail entities. Most of our customers are from North America, mainly the US and Canada. For the fiscal year ending December 31, 2025, we had seventeen (17) customers, primarily from North America, compared to sixteen (16) customers for the previous period ending December 31, 2024. The top three customers represent over 61.05% and 60.78% of revenue for the fiscal year ending December 31 30, 2025, and 2024. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. These clients utilize our platform to advertise with media outlets and participate in media buying services, including acquiring online traffic through the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

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

Middle East Conflict

At the end of February 2026 an armed conflict between the United Staes and Israel and the Islamic Republic of Iran has begun. This conflict has impacted several other countries in the region, such as Kuwait, Qatar, the United Arab Emirates (UAE), Saudi Arabia, Bahrain,, Iraq, Jordan, and Cyprus. The Company has no operational exposure in the region affected by this conflict. As of the date of this report, there has been no disruption in our operations.

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

Business Strategy

Our team members have successfully run advertising campaigns for products and brands, ranging from consumer products to clothing items to automobiles. We provide a differentiated solution that is simple, powerful, scalable, and extensible across geographies, industry verticals, and display, mobile, social, and video digital advertising channels. We expect our Eva Platform to be fully automated, scalable, and cost-effective, as it will allow us to run several campaigns simultaneously. As the number of campaigns grows, we scale up our technology and hardware rather than increasing our workforce. Consequently, we can grow operations cost-effectively as we acquire new clients if our platform’s demand and acceptance increase. We intend to expand our core business, increase market share, and improve profitability principally by deploying the following growth strategies:

●	Completed the initial integration of AI in the fiscal year ending December 31, 2025;

●	We intend to continue innovating in AI and machine learning technology to improve the Eva Platform and augment its features and functionalities.

●	We view big data as one of our critical competitive advantages. We will continue to invest resources in growing our data offerings, both from third-party providers and our proprietary data;

●	Ramp up paid customers through our digital and traditional marketing strategies;

●	Continue to enhance and promote our core proprietary Eva Platform and Eva XML Platform;

●	Future growth will depend on the timely development and successful distribution of our AdTech solutions by signing larger deals in the United States and globally.

●	Increase our software development capabilities to develop disruptive and next-generation machine learning and artificial intelligence-driven technologies to grow and retain our customer base;

●	Improving the share of current clients’ advertising budgets and ad spends as many of our present and potential clients spend a larger percentage of their advertising budgets on programmatic channels and

●	Grow customer base through accretive acquisitions, opportunistic investments, and beneficial partnerships.

Industry and Competitive Analysis

Our industry is extremely competitive and fragmented. The Company directly competes with other demand-side platform (“DSP”) providers. A DSP is a technology platform that enables advertisers and agencies to automate the purchasing of digital advertising inventory across multiple channels. By leveraging real-time bidding (“RTB”) and data-driven targeting, DSPs allow advertisers to reach specific audiences efficiently, optimizing ad campaigns for performance and cost-effectiveness.

The digital marketing ecosystem is divided into buyers (advertisers), sellers (publishers), and marketplaces. The landscape has several segments, such as display and programmatic, mobile, video, search engine, content advertisement, and social ads.

We believe that participants on the buy-side or sell-side should be advocates for their buyers or sellers, while those in the market business should act as referees or have market-driven incentives to protect or enhance the integrity of the marketplace. We believe there are inherent conflicts of interest when market participants serve both buyers and sellers simultaneously.

The DSP market has experienced significant growth in recent years and is projected to continue its upward trajectory:

●	Fortune Business Insights valued the global DSP market at approximately $38.9 billion in 2025 and projects it to grow from $48.2 billion in 2026 to $194.4 billion by 2034, at a CAGR of 19% during the forecast period. North America dominated the market with a 38.9% share in 2025, valued at approximately $15.1 billion.

●	Business Research Insights estimates the global DSP system market at $42.2 billion in 2025, with projections to reach $306.7 billion by 2034, exhibiting a CAGR of approximately 24.7%. Real-time bidding remains the dominant segment, accounting for the largest share at over 60% of DSP transaction volume.

●	Straits Research valued the global DSP market for programmatic advertising at $21.8 billion in 2025, with expectations to reach $112.2 billion by 2033, at a CAGR of 22.7%.

These projections underscore the robust expansion and increasing adoption of DSPs in the digital advertising landscape. Programmatic advertising accounted for approximately 85% of all digital display ad spending in 2025, reflecting the industry’s decisive shift toward automated, data-driven media buying.

Key Drivers of Growth

Several factors contribute to the rapid growth of the DSP market:

Rise in Programmatic Advertising. The shift towards automated, data-driven ad buying has propelled the adoption of DSPs, enabling advertisers to manage and optimize campaigns in real time. Programmatic advertising now drives over 55% of DSP market growth, with mobile and video ad spend contributing an additional 30%.

Advancements in AI and Machine Learning. Integration of AI technologies enhances targeting capabilities, bid optimization, and overall campaign performance, making DSPs more effective and attractive to advertisers. AI-driven optimization adoption within DSPs has increased by approximately 50% year-over-year, with capabilities expanding into predictive pacing, audience segmentation, and explainable decision-making. Leading platforms now deploy AI for real-time creative rotation, automated bidding, and performance forecasting, and advertisers are increasingly demanding transparency in how AI-driven decisions are made.

Expansion of Digital Channels. The proliferation of digital platforms, including mobile apps, social media, and connected TV (“CTV”), has increased the demand for centralized platforms like DSPs to manage cross-channel advertising efforts. Connected TV has emerged as the fastest-growing advertising channel, with authenticated CTV inventory becoming a critical differentiator among competing DSP platforms. Mobile advertising spending was projected to exceed $70 billion by the end of 2025, driving mobile-first DSP strategies across the industry.

Privacy-Driven Identity Solutions. Stricter data privacy regulations, including GDPR in Europe and CCPA in California, are reshaping the DSP landscape. DSPs are adapting through the development and adoption of first-party data strategies, identity resolution frameworks such as Unified ID 2.0, and privacy-safe collaboration tools, including data clean rooms. Over 55% of brand and agency professionals reported increased adoption of first-party and enriched data tools in 2025 as the industry transitions away from third-party cookie-based targeting.

Impact of Artificial Intelligence on Our Business

Artificial intelligence has become a transformative force across the demand-side platform industry, fundamentally reshaping how digital advertising campaigns are planned, executed, optimized, and measured. The rapid adoption of AI technologies throughout the DSP ecosystem presents both significant opportunities and material competitive challenges for our business.

AI-Driven Opportunities. AI is being integrated into every layer of the DSP technology stack, from real-time bid optimization and predictive audience modeling to generative creative production and cross-channel measurement. These capabilities have the potential to democratize advanced advertising functionality that was previously available only to the largest platforms with extensive proprietary data sets. For smaller and independent DSP providers, AI technologies may serve as an equalizer by enabling more sophisticated targeting, campaign optimization, and creative personalization at lower cost and at scale.

Specifically, AI is advancing DSP capabilities in several key areas. In bid optimization, leading DSPs are deploying AI models that move beyond simple cost-per-acquisition bidding to predict customer lifetime value and identify high-value new customers in real time, enabling more efficient allocation of advertising spend. In audience targeting, AI-powered segmentation tools analyze vast data sets to construct detailed user profiles and identify behavioral patterns that improve ad relevance and campaign performance. AI adoption among small and medium enterprises in the retail sector rose by 22% in 2025, enabling over 500 companies to optimize ad targeting and increase conversion rates by up to 19%, according to a 2025 Gartner report.

In creative production, generative AI is accelerating the development of ad creative at scale. Dynamic creative optimization (“DCO”) systems now incorporate generative AI to assemble and test ad variants in real time based on audience context and performance signals. According to the IAB’s 2025 Digital Video Ad Spend & Strategy report, 86% of advertisers are already using or planning to use generative AI for video ad production, and by 2026, generative AI is expected to underpin approximately 40% of all video advertising creative. In measurement and attribution, AI-driven systems are enabling multi-touch attribution, incrementality testing, and marketing mix modeling that connect ad exposure patterns directly to business outcomes, closing the loop between campaign spending and revenue impact.

Competitive Risks from AI. While AI presents opportunities for the Company, it also amplifies the competitive advantages of the dominant DSP platforms. The three largest DSP providers — Google’s Display & Video 360, Amazon DSP, and The Trade Desk — possess vast proprietary data sets, including first-party consumer shopping data, search behavior, and streaming viewership, which enhance the effectiveness of their AI-driven targeting and optimization models. These data advantages create significant barriers to entry and make it increasingly difficult for smaller DSP providers to match the targeting precision and campaign performance of the largest platforms. The Trade Desk, for example, processes approximately 15 million ad impressions per second, providing a scale of real-time training data that is difficult to replicate.

Additionally, the capital intensity of developing and maintaining competitive AI capabilities is substantial. Building proprietary machine learning models, maintaining the computing infrastructure required for real-time inference at scale, and attracting specialized AI talent require significant ongoing investment. Larger competitors with greater financial resources are better positioned to make these investments and to acquire AI-native companies that offer complementary capabilities.

AI Governance and Brand Safety Risks. The integration of AI into advertising operations introduces new governance and brand safety risks. An IAB study conducted in 2025 found that over 70% of marketers had already encountered an AI-related incident in their advertising, including hallucinated copy, algorithmic bias, or off-brand content, yet fewer than 35% planned to increase investment in AI governance or brand-integrity oversight. These risks require DSP providers to invest in quality controls, review workflows, and clear accountability frameworks for how AI models are deployed within their platforms. Failure to adequately address AI governance could result in reputational harm to both the DSP provider and its advertising clients.

Enterprise AI adoption in marketing has surged from approximately 40% in 2023 to 82% in 2025, according to the 2025 Wharton AI Adoption Report, with 46% of employees now using generative AI daily. However, only 25% of organizations report achieving expected return on investment from their AI implementations, highlighting the execution challenges that persist across the industry. The Company’s ability to effectively integrate AI capabilities into its DSP platform, while managing the associated costs and governance requirements, will be a significant factor in its long-term competitive positioning.

Industry Trends and Developments

The DSP landscape is continually evolving, with notable trends shaping its future:

Consolidation and Mergers. The industry has seen significant mergers and acquisitions, most notably the completion of Omnicom Group’s acquisition of Interpublic Group on November 26, 2025, in an approximately $13 billion all-stock transaction. The combined entity, with pro forma combined revenue exceeding $25 billion, is the world’s largest advertising and marketing company and is focused on leveraging data, technology, AI, and its advanced intelligence platform to unify paid, owned, earned, and commerce channels.

Connected TV and Streaming Partnerships. The competitive landscape for CTV advertising experienced a significant shift in June 2025 when Amazon Ads and Roku announced an exclusive partnership integrating Amazon’s DSP with Roku’s CTV operating system, creating the largest authenticated CTV footprint in the United States with access to over 80 million logged-in U.S. households. This partnership established a unified, data-rich, full-funnel advertising platform combining Amazon’s first-party shopping data with Roku’s streaming audience data, intensifying competitive pressure on other DSP providers.

Regulatory Scrutiny. In April 2025, the U.S. District Court for the Eastern District of Virginia ruled in a landmark DOJ antitrust case that Google had illegally monopolized the publisher ad server and ad exchange markets, finding that Google’s conduct “substantially harmed” publishers and consumers of information on the open web. This ruling followed Google’s separate August 2024 antitrust loss regarding its search monopoly, for which the court imposed behavioral remedies in September 2025 — including a ban on exclusive distribution agreements — while declining to order the DOJ’s requested divestiture of the Chrome browser. In a related state-led action, the Texas Attorney General reached a $1.375 billion settlement with Google in May 2025 over digital advertising antitrust claims. These ongoing legal proceedings, combined with parallel investigations in the European Union, may create opportunities for independent DSP providers as the regulatory environment continues to evolve.

Market Concentration Among Major Platforms. Analysis of programmatic spending patterns in 2025 indicates that three major DSP platforms — Google’s Display & Video 360 (“DV360”), Amazon DSP, and The Trade Desk — collectively control approximately 86% of the DSP market share. DV360 maintained the largest position at approximately 47%, followed by Amazon DSP at approximately 20% and The Trade Desk at approximately 19%. This concentration underscores the competitive challenges facing smaller and independent DSP providers, while also highlighting the potential market opportunities that may arise from ongoing antitrust enforcement and regulatory scrutiny of the dominant platforms.

Emergence of AI-Native Advertising Platforms. The advertising technology landscape is being reshaped by the emergence of AI-native companies that have built their platforms around artificial intelligence and deep learning from inception, rather than retrofitting AI capabilities onto legacy systems. These companies are attracting significant venture capital and advertiser adoption, and their growth reflects the broader industry shift toward AI-driven campaign management. The entry of AI-native competitors introduces additional competitive pressure across all segments of the DSP market, including the segments in which we operate.

Leading DSP Providers

Several companies have established themselves as leaders in the DSP market:

The Trade Desk. Recognized as the largest independent DSP, The Trade Desk offers a self-service platform for advertisers to manage digital campaigns across various channels. In 2025, the company advanced its Kokai AI-powered platform for performance forecasting and introduced OpenPath for direct publisher integration. The Trade Desk’s Unified ID 2.0, an open-source privacy-safe identity framework, has gained significant adoption among publishers and ad tech partners as a leading alternative to cookie-based targeting. The Trade Desk showed 26% revenue growth in 2024, outpacing both overall DSP market growth and Amazon’s advertising growth.

Amazon Advertising. Amazon provides a DSP that allows advertisers to programmatically buy display, video, and audio ads both on and off the Amazon platform. Amazon’s $60 billion advertising business is now growing faster than its online commerce segment. In 2025, Amazon aggressively expanded its DSP capabilities through competitive pricing strategies, its exclusive partnership with Roku for CTV advertising, and enhanced closed-loop attribution that tracks purchases directly tied to ad exposures. Amazon’s integration of retail media with programmatic buying is redefining how brands allocate their digital budgets.

Google Display & Video 360. Part of Google’s Marketing Platform, DV360 offers integrated tools for campaign management across display, video, TV, and more, with exclusive access to Google’s owned properties including YouTube, Search, and Gmail inventory. DV360 maintained the lowest average CPM in the market at approximately $0.89 in early 2025. However, Google’s DV360 operations face uncertainty in light of the April 2025 antitrust ruling finding that Google illegally monopolized the ad exchange and publisher ad server markets, with remedies still pending as of December 31, 2025.

Adobe Advertising Cloud. Adobe offers a DSP that integrates with other Adobe products, providing data-driven insights and cross-channel campaign management.

These platforms offer diverse features and integrations, catering to the varying needs of advertisers in the digital ecosystem.

Emerging AI-Native DSP Competitors

In addition to the established DSP providers described above, a new class of AI-native advertising technology companies has emerged that compete in segments of the DSP market by leveraging artificial intelligence and deep learning as core platform capabilities rather than supplementary features:

AppLovin. AppLovin has emerged as one of the most significant AI-driven advertising platforms, surpassing $100 billion in market capitalization in 2025 on the strength of its AI-powered ad optimization engine. Originally focused on mobile gaming advertising, AppLovin has expanded into e-commerce, retail media, and cross-channel advertising. Its platform optimizes ad placements and targets accuracy in real time using proprietary machine learning models, and its rapid growth demonstrates the market’s appetite for AI-native advertising solutions.

Cognitiv. Cognitiv is a deep learning advertising platform that deploys proprietary neural network algorithms and a GPT-based contextual targeting product called ContextGPT to predict consumer behavior and optimize ad delivery in real time. The platform can be deployed as an independent DSP, as curated private marketplaces within other DSPs, or as a managed service. In 2025, Cognitiv expanded its collaboration with OpenAI, partnered with Index Exchange for real-time programmatic curation using deep learning, integrated with Adform to bring its ContextGPT product to European advertisers, and increased its client base by 7.5 times. Cognitiv’s approach of using deep learning models tailored to each brand’s unique campaign needs represents a fundamentally different competitive model than traditional rules-based DSP platforms.

Chalice AI. Chalice AI is an AI-native advertising optimization startup that processes advertiser first-party and third-party data through over 20 proprietary machine learning models to predict impression pricing, available inventory, and campaign performance outcomes. The platform operates across multiple DSPs and social platforms and has direct integrations with publishers. Chalice AI has achieved two consecutive years of profitability and represents the emerging category of AI-native companies that build predictive advertising capabilities from the ground up rather than layering AI onto existing technology stacks.

StackAdapt. StackAdapt is a self-serve DSP that relies on third-party data providers and contextual targeting. In 2025, StackAdapt launched “Ivy,” an in-platform AI assistant designed to provide real-time campaign suggestions and optimization recommendations, enabling marketers to make faster, more informed decisions. StackAdapt is positioned as a mid-market alternative to the largest DSP platforms, with particular strength in cross-channel display, video, and account-based marketing.

Agnitio. Founded in 2025, Agnitio is an agentic AI platform that seeks to unify fragmented marketing tools and DSP platforms through API integrations and autonomous AI agents. The platform automates the entire advertising workflow, from audience curation and media allocation to measurement and reporting, consolidating advertiser data into a single environment. Agnitio is representative of a broader trend toward agentic AI systems in advertising technology — autonomous agents that can plan, execute, and optimize campaigns with minimal human intervention.

Prescient AI. Prescient AI provides media measurement and budget optimization solutions for omnichannel e-commerce brands, using proprietary machine learning models to attribute revenue across the entire media mix and provide daily, campaign-level recommendations to improve return on ad spend and reduce customer acquisition costs. Unlike traditional marketing mix modeling, Prescient AI measures media halo effects to determine how campaigns indirectly impact performance across other channels.

The emergence of these AI-native competitors reflects the broader industry trend toward platforms that embed artificial intelligence into every aspect of advertising operations. While the established DSP leaders possess significant advantages in scale and data, the AI-native entrants are demonstrating that purpose-built AI architectures can deliver competitive targeting precision, creative optimization, and campaign performance, particularly in specialized segments. This dynamic creates both competitive pressure and potential partnership or acquisition opportunities across the DSP ecosystem.

The DSP market is poised for substantial growth, driven by technological advancements, the rise of programmatic advertising, the expanding connected TV landscape, and the increasing importance of privacy-safe identity solutions. The competitive dynamics of the industry are being reshaped by antitrust enforcement against dominant platforms, strategic partnerships for CTV access, and the integration of AI across all facets of campaign management. Advertisers are increasingly leveraging DSPs to enhance targeting precision, optimize ad spending, and achieve better campaign outcomes in an ever-evolving digital environment. We believe these trends create both opportunities and challenges for smaller DSP providers, as market consolidation among the largest platforms continues alongside regulatory efforts to promote competition.

BOARD OF DIRECTORS

As of the date of this Annual Report, the Company has six (6) directors.

On May 27, 2025, the Company entered into an Independent Director Agreement with Mr. Rizvan Jamal, appointing him as an independent member of the Board of Directors. Under the terms of the agreement, Jamal is entitled to receive annual cash compensation of $50,000, payable in equal quarterly instalments of $12,500, for his services as an independent director. The Company will reimburse Jamal for reasonable and documented out-of-pocket expenses incurred in connection with Board-related duties, including travel expenses. Jamal serves as an independent contractor, and the agreement does not establish an employer-employee relationship with the Company.

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

The agreements include confidentiality obligations and provide for the Company’s indemnification to the fullest extent permitted under applicable law and the Company’s governing documents. The Company intends to recognize $12,500 in director compensation expense for Mr. Ali and Jamal, effective July 1, 2025.

EMPLOYEES

As of the date of this Annual Report, we have three employees, all of whom are our executive officers. In the future, we may rely on independent contractors to assist us in marketing and selling our products.

The Company has entered into a formal employment agreement with its Chief Executive Officer and President, David Boulette. The CEO’s annual salary is $552,000. The Company accrues compensation payable to the CEO in Accounts Payable and accrued expenses. On May 31, 2025, the Company entered into an Employment Agreement with David Boulette, appointing him as Chief Executive Officer (CEO) of Eva Live Inc. Key terms of the agreement include that Boulette is entitled to receive an annual base salary of $552,000 (or $46,000 monthly), payable in accordance with the Company’s regular payroll schedule. Boulette is eligible for an annual performance bonus equivalent to 5% of the Company’s net profits before taxes, as determined by the Board of Directors based on the audited financial statements for the preceding fiscal year. Pursuant to the Executive Stock Options Plan dated May 31, 2025, Boulette was granted 20,000,000 stock options to acquire shares of the Company’s common stock at an exercise price of $0.10 per share. No options vest prior to January 1, 2026 (Cliff Vesting Date). 20% of the options (4,000,000 shares) will vest on January 1, 2026, with an additional 20% vesting on each of the following four anniversaries of the grant date (May 31, 2026 – May 31, 2029), subject to continued employment. Any unvested options are forfeited upon termination before the Cliff Vesting Date. In the event of Change in Control, all unvested options become fully vested and exercisable. Boulette is entitled to participate in the Company’s employee benefit programs, including health insurance, retirement plans, and other executive benefits. The Company will reimburse all reasonable and documented business expenses incurred in the performance of its duties. The agreement includes indemnification provisions and standard confidentiality and non-disclosure clauses. The fair value of the 20,000,000 stock options granted will be recognized as stock-based compensation expense over the vesting period, commencing from the grant date, using the straight-line method. No expense has been recognized for the quarter ended December 31, 2025, due to the cliff vesting condition.

The Company entered into an Employment Agreement with Imran Firoz on September 22, 2025 (“Firoz Employment Agreement”), for the employment of Firoz as the Company’s interim Chief Financial Officer. The term of the Firoz Employment Agreement is three (3) months, and after the passage of six (6) months, the Agreement automatically renews itself unless terminated by either party on 30 days’ written notice. As consideration for Firoz’s employment, the Company shall pay Firoz a $10,500 monthly salary, a performance bonus, and equity-based compensation, as determined by the Company’s Board of Directors. The Company may terminate Firoz for cause or no cause, and Firoz may terminate his employment within 30 days’ written notice to the Company.

Phil Aspin, Director and CEO of AdFlare, and Daryl Walser, Director and Chief Marketing Officer, are not currently bound by any written agreements for any specific employment term or covenants not to compete. However, we may enter into employment agreements with these people with appropriate non-competition provisions. Boulette, Mr. Aspin, and Walser devote 100%, 75%, and 75% of their time to the Company’s business.

CORPORATE INFORMATION

The Company’s principal office is 2029 Century Park East, Suite #400N, Los Angeles, CA 90067. Our telephone number is (424) 202-3603.

ROUNDING ERROR

Due to rounding, numbers presented in the financial statements for the period ending December 31, 2025, and 2024, and throughout the report, may not add up precisely to the totals provided, and percentages may not reflect the absolute figures.

ITEM 1A.	RISK FACTORS

We are subject to various risks that could have a material adverse effect on our business, our financial condition and our results of operations. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Annual Report as well as in other communications.

Risks Related to the Company

We may need to obtain additional financing, which may not be available.

We need additional funds to achieve a sustainable sales level to generate positive cash flow to fund our operations. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

We have a limited history of operations; accordingly, no track record would provide a basis for assessing our ability to conduct successful commercial activities. We may need to be more successful in carrying out our business objectives.

Our founder incorporated the Company on August 27, 2002. We have not yet produced substantial revenues to offset our operating costs and fund our expansion. We are also involved in organizational activities, obtaining growth financing, and developing our new technologies to meet the demands of our customers. In addition, we have a limited operating history from which to evaluate our performance. Our ability to achieve and maintain profitability is dependent on numerous factors, including our ability to (i) implement our business model and expand our customer base, (ii) increase revenue while controlling expenses, (iii) effectively manage cash flow, and (iv) develop our technology.

There is a substantial risk that we will not be successful in our development and sales activities or, if initially successful, in generating significant operating revenues or achieving profitable operations.

The non-GAAP financial metrics that our management uses to measure the success of our business model may not provide the best measurement of our operating performance and may not be comparable to similar metrics used by others in our industry.

Our management relies on EBITDA, a non-GAAP financial metric that we believe help us to gauge the underlying performance of our business and to manage it effectively. There can be no assurance, however, that this metric is the most accurate or reliable measurement of our operating performance. For instance, while the financial statement line items excluded from EBITDA calculations reflect expenses that we believe are not core to our operating activities, they do represent economic costs of our business model.

Our business strategy may result in increased volatility of revenues and earnings, resulting in uncertainty of profitability.

Our business strategy may result in increased volatility of revenues and earnings. As we will only develop a limited number of products and services at a time, our overall success will depend on a limited number of products and services, which may cause variability and unsteady profits and losses depending on the products and services offered.

Economic conditions and changes in the financial markets may adversely affect our revenues and profitability. Our business is also subject to general economic risks that could adversely impact the results of operations and financial conditions.

Because of the anticipated nature of the products and services we will attempt to develop, it is difficult to forecast revenues and operate results accurately. These items could fluctuate in the future due to several factors. These factors may include, among other things, the following:

●	Our ability to raise sufficient capital to take advantage of opportunities and generate adequate revenues to cover expenses,

●	Our ability to source substantial opportunities with sufficient risk-adjusted returns,

●	Our ability to manage our capital and liquidity requirements is based on changing market conditions and changes in the developing fintech industries,

●	The acceptance of the terms and conditions of our subscription-based model,

●	The amount and timing of operating and other costs and expenses,

●	The nature and extent of competition from other companies may reduce market share and create pressure on pricing and investment return expectations,

●	Adverse changes in the national and regional economies in which we will participate, including, but not limited to, changes in our performance, capital availability, and market demand,

●	Adverse changes in the projects we plan to invest in result from factors beyond our control, including, but not limited to, a change in circumstances, capacity, and economic impacts,

●	Changes in laws, regulations, accounting, taxation, and other requirements affecting our operations and business, and

●	Our operating results may fluctuate yearly due to the above factors and others not listed. At times, these fluctuations may be significant.

We derive a substantial portion of our revenues from a limited number of customers, which exposes us to significant business, financial, and operational risks.

Our top four customers represented 82% of the Company’s receivables   as of December 31, 2025. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. We believe the following are the specific risks associated with this concentration:

Revenue Fluctuations: Any adverse change in our relationship with these customers, be it due to contract terminations, renegotiations, or non-renewal, could result in substantial revenue losses and adversely affect our profitability and operating results.

Pricing Pressures: These customers may exert considerable pressure on us to offer discounts or more favorable payment terms, eroding our profit margins.

Payment Risks: If any of these key customers delay or default on payments due to financial challenges, it could strain our cash flow and financial condition.

U.S. Economy Shifts: As our revenues from major customers are directly proportional to advertisement spending, any downturn or disruption in the U.S. economy could lead to reduced orders, affecting our revenue stream.

We continuously strive to expand and diversify our customer base to mitigate these risks. However, in the near to mid-term, we anticipate that a significant portion of our revenue will continue to be concentrated among these key customers. Potential investors should consider this concentration in customers an important risk factor when evaluating our business.

There is doubt that the Company can continue as a “going concern.”

As of December 31, 2025, the Company had an accumulated deficit of $20,342,362, and even though it has generated significant revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses, an increase in accounts receivable has occurred. As a result, Lao Professionals, our independent registered public accounting firm included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2025, and 2024, expressing substantial doubt about the Company’s ability to continue as a going concern.

If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to raise the capital needed to improve our financial condition depends on the support from stockholders and its ability to obtain necessary equity financing. Our financial statements include additional disclosures outlining the factors contributing to this assessment. They do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities, which may be necessary if the Company is unable to continue operations.

We may not be able to compete effectively against our competitors.

We expect intense competition from well-established and small to medium-sized public and private companies like us, which may reduce the prices of our products and services. For several reasons, we may need to be at a competitive disadvantage in obtaining the facilities, technologies, employees, financing, and other resources required to provide these products and services demanded by prospective customers. Our financial resources and other assets may limit our opportunity to obtain customers. We expect to be less able than our larger competitors to cope with the generally increasing costs and expenses of doing business.

Our business model may not be sufficient to ensure our success in our intended market.

Our survival depends on the success of our efforts to gain market acceptance and shares of our products and services in the U.S. debt management market, with the main focus on student loans. Should our target market not be as responsive to our products and services as we anticipate, we may not have alternate products or services we can offer to ensure our survival. We may not be able to develop our products and services promptly to comply with regulatory and legal changes.

We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

The Company has no patents or trademarks on its proprietary technology solutions. We have not conducted formal evaluations to confirm that our technology solutions and products do not or will not infringe upon the intellectual property rights of third parties. As a result, we cannot be sure that our technology and products do not or will not infringe upon the intellectual property rights of third parties. If infringement were to occur, it would disrupt our software development, sales, and distribution of such technology solutions or products. We have generally sought to protect such proprietary intellectual property partly by confidentiality agreements and, if applicable, inventors’ rights agreements with strategic partners and employees. However, such contracts have not been put in place in every instance. We cannot guarantee these agreements protect our trade secrets and other intellectual property or proprietary rights.

Our officers, directors, and entities affiliated with us significantly influence us.

In the aggregate, the voting power represented by management and affiliated parties’ ownership of the Company’s common and preferred stock represents approximately 61.46% of the voting power of the company’s issued and outstanding capital stock. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combination transactions.

The loss of our key personnel or our failure to attract and retain other highly qualified personnel in the future could harm our business.

Our future performance is dependent on the ability to retain key personnel. The Company’s performance is substantially dependent on the performance of senior management. The loss of the services of any of its executive officers or other key employees could adversely affect the Company’s business, operations, and financial condition. We also plan to negotiate employment contracts with each officer. If we fail to retain and motivate our existing personnel, we may be unable to grow effectively.

Differing interpretations of established accounting policies or the accounting treatments of current transactions might necessitate us to revise our previously stated operational results.

Differing interpretations of established accounting policies or the accounting treatments of current transactions might necessitate us to revise our previously stated operational results. For instance, on September 28, 2021, we finalized an Acquisition deemed a reverse merger business transaction. We assigned the acquisition cost to the procured assets and assumed liabilities based on their projected fair values at the acquisition date. Our decision to categorize the Acquisition as a business combination relied on our comprehensive understanding of the transaction’s details and involved our judgment. Any alterations to this categorization would mean treating the transaction as a recapitalization, leading to non-recording goodwill. Such a change could significantly impact our declared operational results and require the Company to update previous submissions to the SEC, incurring additional expenses.

Management of growth will be necessary for us to be competitive.

Successfully expanding our business will depend on our ability to attract and manage staff, strategic business relationships, and shareholders. Specifically, we must hire skilled management and technical personnel and manage partnerships to navigate shifts in the general economic environment. The expansion can potentially place significant strains on financial, management, and operational resources, yet failure to expand will inhibit our profitability goals.

Because we are a small company and need more capital, our marketing campaigns may need more to attract enough customers to operate profitably. Our financial conditions will be adversely affected if we do not make a profit.

Since we are a small company and have little capital, we must limit our marketing activities. As such, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, our financial conditions will be negatively affected, limiting our ability to raise additional funding to increase our sales and marketing efforts.

There are challenges relating to implementing our business strategy.

Our competitors are technologically advanced, have existed longer, and often have a more established brand and market presence with substantially greater financial, marketing, personnel, and other resources. These competitors may have, among other things, lower operating costs, better knowledge, better brand awareness, better research and development facilities, better management, more effective marketing, and more efficient operations than the Company. The Company depends substantially on customers signing paid contracts to use our services. Any decline in customer contracts could adversely affect our future operating results. Future success will depend on the Company’s ability to implement the technology correctly and on time. There are possibilities for undetected errors, failures, or bugs, especially when new versions or updates are released. Such deployment may expose hidden errors, omissions, or bugs in our software. Despite testing and implementing industry-standard quality control, we may find errors, omissions, or bugs after releasing our software to customers.

The Company intends to use strategic, indirect channel third parties to promote and market its solutions, such as affiliates, distributors, and resellers. The Company may be unable to maintain successful relationships with third-channel parties (indirect sales channels), and business, operating results, and financial condition could be adversely affected.

The Company may be unable to respond to the rapid technological change in its industry, which may increase costs and competition that may adversely affect its business.

Rapidly changing technologies, frequent new product and service introductions, and evolving industry standards characterize the Company’s market. The continued growth of the Internet and intense competition in the Company’s industry exacerbate these market characteristics. The Company’s future success will depend on its ability to adapt to rapidly changing technologies by continually improving its products and services’ performance features and reliability. The Company may experience difficulties that could delay or prevent its products and services’ successful development, introduction, or marketing. In addition, any new enhancements must meet the requirements of its current and prospective users and must achieve significant market acceptance. The Company could also incur substantial costs if it needs to modify its products, services, or infrastructures to adapt to these changes.

The Company also expects new competitors to introduce products, systems, or services that are directly or indirectly competitive with the Company. These competitors may succeed in developing products, systems, and services that have greater functionality or are less costly than the Company’s products, systems, and services and may be more successful in marketing such products, systems, and services. Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce the Company’s services cost and facilitate increased competition by lowering competitors’ costs in providing similar services. This competition could increase price competition and reduce anticipated profit margins.

The Company’s services are offered by several other companies, and its industry is evolving.

Investors should consider the Company’s prospects regarding the risks, uncertainties, and difficulties frequently encountered by companies in their early stage of development, especially companies in the rapidly evolving financial technology industry. To be successful in this industry, the Company must, among other things:

●	develop and introduce functional and attractive service offerings;

●	attract and maintain a large base of consumers;

●	increase awareness of the Company brand and develop consumer loyalty;

●	establish and maintain strategic relationships with distribution partners and service providers;

●	respond to competitive and technological developments;

●	build an operations structure to support the Company’s business; and

●	attract, retain, and motivate qualified personnel.

The Company cannot guarantee that it will achieve these goals, and its failure would adversely affect its business, prospects, financial condition, and operating results.

Some of the Company’s products and services are new and are only in the early stages of commercialization. The Company is not certain that these products and services will function as anticipated or be desirable to its intended market. If the Company’s current or future products and services fail to work correctly or do not achieve or sustain market acceptance, it could lose customers or be subject to claims that could have a material adverse effect on the Company’s business, financial condition, and operating results.

As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to high uncertainty and risk. Because the need for the Company is new and evolving, it is difficult to predict the size of this market and its growth rate, if any. The Company cannot guarantee that a need for the Company will develop or that demand for Company services will emerge or be sustainable. If the market fails to materialize, develops more slowly than expected, or becomes saturated with competitors, the Company’s business, financial condition, and operating results will be materially adversely affected.

Specific provisions of our Articles of Incorporation and Bylaws allow for the concentration of voting power in one individual, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to our stockholders.

The provisions of our Articles of Incorporation and bylaws may delay or frustrate the removal of incumbent directors. They may prevent or delay a merger, tender offer, or proxy contest involving the Company not approved by our Board of Directors, even if those events may benefit our stockholders’ interest. For example, David Boulette, our Chairman of the Board, President, and Chief Executive Officer, holds 19,025,000 authorized, issued, and outstanding shares of our common stock. Under our articles of incorporation, the common stock being offered in this prospectus has one vote per share on all matters presented to our stockholders for action. Consequently, the Company will be a controlled company whereby Mr. Boulette has approximately 60.42% voting power  , sufficient to control the outcome of all the corporate issues submitted to the vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of the Board of Directors, and mergers and other business combinations involving the Company. In addition, through his control of the Board of Directors and voting power, he may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by the Company. In addition, the concentration of voting power in Mr. Boulette could delay or prevent a change in control of the Company, even if the change in control would benefit our stockholders and may adversely affect the market price of our common stock.

If we fail to establish and maintain an effective internal control system, we may not be able to report our financial results accurately or prevent fraud. Any ability to report and file our financial results accurately and timely could harm our reputation and adversely impact the future trading price of our common stock.

Effective internal control is necessary to provide reliable financial reports and prevent fraud. Suppose we cannot provide reliable financial reports or prevent fraud. In that case, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and current internal control deficiencies may adversely affect our financial condition, operation results, and access to capital.

Because of the Company’s limited resources, there are limited controls over information processing. There is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in limitations on the segregation of duties. To remedy this situation, we would need to hire additional staff. Currently, the Company cannot hire other staff to facilitate greater segregation of duties but will reassess its capabilities in the near future.

We may need and be unable to obtain additional funding on satisfactory terms, which could dilute our stockholders or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities, and in the future, we intend to rely on revenues generated from operations to fund all the cash requirements of our activities. There is no assurance that we will be able to generate any significant cash from our operating activities in the future. Deteriorating economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Future financing may not be available on time, in sufficient amounts, or on acceptable terms. This financing may also dilute existing stockholders’ equity. Any debt financing or another financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to restrict our ability to pay dividends on our common stock. Any failure to comply with these covenants would adversely affect our business, prospects, financial condition, and results of operations because we could lose our existing funding sources and impair our ability to secure new funding sources.

As an “emerging growth company” under the JOBS act, we can rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

●	comply with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (“Securities Act”) to comply with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to avail ourselves of the delayed adoption of new or revised accounting standards. Therefore, we will adopt new or revised generally accepted accounting principles in the United States on the relevant dates on which adoption of such standards is required for other public companies that are not emerging growth companies.

The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act will differ from registration statements filed by other companies as follows:

(i) audited financial statements required for only two fiscal years;

(ii) selected financial data required for only the fiscal years that were audited;

(iii) executive compensation only needs to be presented in the limited format now required for smaller reporting companies. (A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues is $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates is $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

However, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Risks Related to our Securities

Our executive officers and directors will continue to exercise significant control over us for the foreseeable future, which will limit our shareholders ability to influence corporate matters and could delay or prevent a change in corporate control.

Our executive officers and directors currently hold or have the right to acquire, in the aggregate, up to approximately 61.46%    of our outstanding common stock. As a result, these stockholders will be able to influence our management and affairs and heavily influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

These stockholders may have interests, with respect to their common stock, that are different from our other stockholders and the concentration of voting power among one or more of these stockholders may have an adverse effect on the price of our common stock.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our company; (2) impeding a merger, consolidation, takeover or other business combination involving our company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	conversions from preferred stock to common stock;

●	sales of our common and preferred stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments; and economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We are subject to the periodic reporting requirements of the Exchange Act, which require us to incur audit fees and legal fees for preparing such reports. These additional costs will negatively affect our ability to earn a profit.

We are currently subject to the periodic reporting requirements of the Exchange Act. To comply with such requirements, our independent registered auditors will have to review our financial statements quarterly and audit our financial statements annually. Moreover, our legal counsel will have to review and assist in preparing such reports. Although the approximately $180,000 we have estimated for these costs should be sufficient for the 12 months following the completion of our offering, the costs charged by these professionals for such services may vary significantly. Factors such as the number and type of transactions that we engage in and the complexity of our reports cannot accurately be determined now and may have a significant negative effect on the cost and amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that you become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

After, and if ever, we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of the Sarbanes-Oxley Act.

If we fail to meet Nasdaq’s continued listing requirements, this could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we anticipate that we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed on Nasdaq, stabilize our market price, improve the liquidity of our common stock, prevent our common stock from dropping below Nasdaq’s minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

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

ITEM 2.	PROPERTIES

As of September 2021 to March 2025, the Company’s corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067. Effective March 2025, the Company’s new corporate address was changed to 2029 Century Park E, Suite 400#N, Los Angeles, CA 90067 (“California Lease”) because of changes in Regus’ location. There were no changes in the lease agreement, and the California Lease remains on a month-to-month basis, entitling the Company to use the office and conference space on a need-only basis. The new lease is $291 per month, which is included in the general and administrative expenses. For the fiscal year ended December 31, 2025, and 2024, the office’s rent payment was $3,492 and $2,748 and included in the General and administrative expenses.

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

MARKET INFORMATION

Our common stock is traded on the Nasdaq Capital Market under the symbol “GOAI”.

TRANSFER AGENT

The Company selected Equiniti Trust Company, LLC as its Transfer Agent.

HOLDERS

As of the date of this Annual Report, the Company had 31,342,285 shares of our common stock issued and outstanding held by 906 holders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

All of the Company’s recent sales of unregistered securities within the past three years were previously reported as required in Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K or are set forth below.

On June 12, 2024, in connection with the execution of a financial advisory and investment banking engagement letter with Maxim Group LLC, the Company issued 750,000 shares of its Common Stock (187,500 shares on a post-reverse-split basis) to Maxim or its designees as partial consideration for advisory services. The shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The shares are subject to restrictions on transfer under Rule 144, and carry unlimited piggyback registration rights and the same rights afforded to other holders of the Company’s Common Stock. The Company valued the shares at $3.00 per share (pre-split price on the grant date), resulting in total non-cash compensation of $2,257,000.

The Company is further obligated to issue 1,000,000 additional shares of Common Stock (250,000 shares on a post-reverse-split basis) to Maxim upon the Company’s listing on a national securities exchange. This contingent share issuance was triggered upon the Company’s listing on the Nasdaq Capital Market on January 28, 2026. As of the date of the report, the Company has not issued these shares.

On March, 12, 2025, May 28, 2025, July 25, 2025, September 23, 2025 and November 14, 2025, the Company entered into securities purchase agreements with 1800 Diagonal and issued 1800 Diagonal promissory notes (Diagonal #1, Diagonal #2, Diagonal #3, Diagonal #4 and Diagonal #5) with an aggregate principal of $848,685 for aggregate purchase prices of $735,000. The securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. See “Business—Description of Business— Recent developments” for the full information about these promissory notes, such information is hereby incorporated by reference into this Item 5.

On March, 12, 2025 and July 25, 2025, the Company entered into securities purchase agreements with Boot Capital and issued Boot Capital promissory notes (Boot #1 and Boot #2) with an aggregate principal of $229,455 for aggregate purchase prices of $200,000. The securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. See “Business—Description of Business— Recent developments” for the full information about these promissory notes, such information is hereby incorporated by reference into this Item 5.

On December 10, 2025, the Company issued a promissory note to an individual in the principal amount of $110,000 for funding of $100,000. The securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. See “Business—Description of Business— Recent developments” for the full information about this promissory note, such information is incorporated by reference into this Item 5.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains forward-looking statements. Our actual results could differ materially from those set forth due to general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

The Company’s year-end is December 31.

On September 28, 2021 (the “Acquisition Date”), the Company merged into EvaMedia Corp. (“EvaMedia”). Upon completion of the reverse merger, the Company acquired all issued and outstanding shares of EvaMedia’s capital stock. As a result, the Company issued 110,192,177 shares of the Company’s common stock to shareholders of EvaMedia, and immediately following the Acquisition, 111,169,525 shares of common stock were issued and outstanding. As a result, EvaMedia’s shareholders control 99.12% of the issued and outstanding shares of the Company on a fully diluted basis. Following the Acquisition, David Boulette of EvaMedia became the company’s CEO, director, and controlling shareholder. He appointed two additional board members from EvaMedia, Phil Aspin and Daryl Walser. Terry Fields remained the only board member of the Company. The Company appointed Rizvan Jamal as an independent director of the Company in May 2025. The Company appointed Ali Shadman as an independent director of the Company in June 2025. As of December 31, 2025, the Company has six directors.

We deemed EvaMedia as an accounting acquirer based on the following facts: (i) after the reverse merger, former shareholders of EvaMedia held a majority of the voting interest of the combined company; (ii) former Board of Directors of EvaMedia possess majority control of the Board of Directors of the combined company; (iii) members of the management of EvaMedia are responsible for the management of the combined company. As such, we have treated the financial statements of EvaMedia as the historical financial statements of the combined company, and (iv) EvaMedia’s relative size, measured in assets and revenues, is significantly larger than that of the Company.

We have identified the Company as the legal acquirer, as it is the entity that issued securities. Comparatively, we have identified EvaMedia as the legal acquiree, the entity whose equity interests are acquired.

Since September 28, 2021, the Company has operated at the junction of digital marketing and media monetization.

On September 9, 2021, the Company completed a reverse split in the amount of 1-for-150, changed the Company’s name to Eva Live Inc., changed the Company’s trading symbol from “MLWN” to “GOAI,” and executed an Acquisition Agreement resulting in a change of control of the Company. On September 10, 2021, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name from “Malwin Ventures, Inc.” to “Eva Live, Inc.” and a change in the Company’s ticker symbol from “MLWN” to the new trading symbol “GOAI”. Trading on the OTCQB under the new ticker symbol began at market opening on July 11, 2021.

On January 28, 2026, after obtaining the required Nasdaq approval, our common stock started to trade on Nasdaq under the symbol “GOAI”.

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

Current Operations

As of September 28, 2021, the Company’s vision is to build the world’s leading digital media platform to deliver measurable business outcomes at scale for regional and global brands, agencies, and retailers across different marketing goals. Our system continually learns to achieve trusted and impactful digital advertising solutions, eliminating ad fraud, lag, and error to produce unmatched digital advertising optimization. Effective September 28, 2021, David Boulette is the Company’s Chief Executive Officer and Director. At present, the Company has six directors.

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

For the fiscal year ending December 31, 2025, we had seventeen (17) customers, primarily from North America, compared to sixteen (16) customers for the previous period ending December 31, 2024. The top three customers represent over 61.05% and 60.78% of revenue for the fiscal year ending December 31 30, 2025, and 2024. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. Such customers advertise with the media through us and engage in media buying services such as online traffic from the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

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

General & administration expenses include but are not limited to salaries, professional fees, rent, and sales & marketing.

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

Financial Conditions at December 31, 2025, and December 31, 2024

At December 31, 2025, and December 31, 2024, the Company had $202,524 and $76,356 cash to execute its business plan. At December 31, 2025, and December 31, 2024, the Company had accumulated a deficit of $20,342,362 and $28,469,675. The working capital surplus and deficit as of December 31, 2025, and 2024 were $9,679,283 and $1,560,391.

RESULTS OF OPERATIONS

Fiscal Year Ending December 31, 2025, and 2024

The Company has consolidated the income statements for the fiscal years ending December 31, 2025, and 2024. We derived all revenues from the principal-based model for the fiscal year ending December 31, 2025, and 2024.

	December 31, 2025 (Audited)	December 31, 2024 (Audited)

Total Revenue	$17,037,328	$9,330,971
Operating expenses
General and administrative	1,798,231	7,484,914
Media traffic purchase, related party	6,920,445	5,570,972
Amortization and depreciation	98,395	-
Total operating expenses	$8,817,071	$13,055,886
Net income (loss)	$8,127,313	$(3,753,268)

Revenue

For the fiscal year ended December 31, 2025, the Company generated revenue of $17,037,328, compared to $9,330,971 for the fiscal year ended December 31, 2024, an increase of $7,706,357, or 82.59%. This increase was primarily driven by increased client spending and an expansion in the number of active clients, which rose to 20 in 2025 from 15 in 2024.

Net Income (loss)

For the fiscal year ended December 31, 2025, the Company reported net income of $8,127,313, as compared to a net loss of $3,753,268 for the fiscal year ended December 31, 2024, an improvement of $11,880,581. The improvement was primarily driven by higher revenue and improved operating leverage, as operating expenses declined as a percentage of revenue. Revenue increased to $17,037,328 in 2025 from $9,330,971 in 2024, primarily as a result of increased client spending. Operating expenses were $8,817,071 for 2025, compared to $13,055,886 for 2024, representing 51.75% and 139.92% of revenue, respectively.

General & administrative costs (“G and A”)

General and administrative expenses were $1,798,231 for the fiscal year ended December 31, 2025, compared to $7,484,914 for the fiscal year ended December 31, 2024, representing a decrease of $5,686,683, or 75.97%. As a percentage of revenue, general and administrative expenses were 10.55% and 80.22% for the years ended December 31, 2025, and 2024, respectively. The decrease in general and administrative expenses was primarily attributable to lower share-based compensation expense related to management compensation, as well as reduced financing-related costs, during 2025 as compared to 2024.

For the fiscal year ended December 31, 2025, and 2024, the office’s rent payment was $3,492 and $2,748 and included in the General and administrative expenses.

Media traffic

Media traffic expenses were $6,920,445 for the fiscal year ended December 31, 2025, compared to $5,570,972 for the fiscal year ended December 31, 2024, representing an increase of $1,349,473, or 24.22%. As a percentage of revenue, media traffic expenses were 40.62% and 59.70% for the years ended December 31, 2025, and 2024, respectively. The increase in media traffic expenses during 2025 was primarily attributable to higher revenue-generating activity and increased client demand, which required greater media purchasing volume. Despite the increase in absolute dollars, media traffic expenses declined as a percentage of revenue, reflecting improved gross margin performance in 2025 as compared to 2024.

Amortization and depreciation

Amortization and depreciation expense was $98,395 for the fiscal year ended December 31, 2025, compared to $0 for the fiscal year ended December 31, 2024. The increase in amortization and depreciation expense during 2025 was primarily attributable to the amortization of original issue discount and deferred financing costs associated with the Company’s financing arrangements, together with depreciation expense recognized on fixed assets placed in service during the year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2025, and December 31, 2024, the Company had $202,524 and $76,356 cash to execute its business plan. At December 31, 2025, and December 31, 2024, the Company had accumulated a deficit of $20,342,362 and $28,469,675. The working capital surplus and deficit as of December 31, 2025, and 2024 were $9,679,283 and $1,560,391.

The Company had not generated significant revenues or cash flow from operations in the past fiscal year ended December 31, 2024. However, the Company increased its revenue significantly for the fiscal year ended December 31, 2025. The Company currently has over $16 million in accounts receivable, which we intend to collect to improve its cash flow.

Since its inception, the Company has sustained losses and negative cash flows from operations until the fiscal year ended December 31, 2025. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2025. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources and additional capital that we will raise. The Management anticipates raising additional capital to accomplish the Company’s growth plan over twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms, such as financing and capital, that might be available.

Debt Financing Activities

During the fiscal year ended December 31, 2025, the Company raised capital through the issuance of eight promissory notes to three lenders, generating aggregate net cash proceeds of approximately $900,000. The aggregate principal amount of these notes totaled $1,078,140, reflecting original issue discounts totaling $143,140 and transaction expenses of $35,000.

The Company entered into five separate Securities Purchase Agreements with 1800 Diagonal Lending LLC, issuing promissory notes with an aggregate principal of $848,685 for aggregate purchase prices of $735,000 ($700,000 net of $35,000 in legal and due diligence fees). The notes bear one-time interest charges ranging from 12% to 13%, mature between January 2026 and August 2026, and carry default interest of 22% per annum. The notes are repayable in either five or ten installments, depending on the note, and are convertible into shares of Common Stock only upon an Event of Default at a conversion price equal to 65% of the lowest trading price during the ten trading days prior to conversion, representing a 35% discount to market. As of December 31, 2025, one of the five Diagonal notes (Notes #1) was fully repaid through scheduled installment payments during 2025. Diagonal note#2 was substantially repaid with remaining balances of $57,582 converted into shares of Common Stock in late January 2026. The remaining three notes (Notes #3, #4, and #5, with aggregate principal of $556,369) were outstanding with full principal balances as of December 31, 2025, as their first installment payments were not yet due. The outstanding balance of Diagonal notes (Notes #2, #3, #4, and #5) was $613,951 as of December 31, 2025.

The Company entered into two Securities Purchase Agreements with Boot Capital LLC, issuing promissory notes with an aggregate principal of $229,455 for aggregate purchase prices of $200,000. The notes bear a one-time interest charge of 12%, mature between January and May 2026, and contain conversion and default provisions substantially similar to the Diagonal notes. Boot Note #1 was substantially repaid through installment payments during 2025, with the final installment converted in January 2026. Boot Note #2 had no installment payments due prior to January 30, 2026, and was converted in full in late January 2026. The outstanding balance of Boot notes (Notes #1 and #2) was $161,379 as of December 31, 2025.

On December 10, 2025, the Company issued a convertible promissory note to an individual lender in the principal amount of $110,000 for funding of $100,000, reflecting a 10% original issue discount. Unlike the institutional notes, this note bears simple interest at 10% per annum, matures on December 10, 2026, requires no installment payments (bullet maturity), and is convertible at a fixed price of $2.60 per share at the holder’s option at any time. The note contains no default premium, no default interest rate, no beneficial ownership cap, and no anti-dilution provisions. The effective cost of this financing is approximately 21.00%. The full principal balance of $110,000 was outstanding as of December 31, 2025.

All notes are unsecured obligations of the Company, and the net proceeds were used for general working capital purposes. The Company’s aggregate debt obligations under these notes as of December 31, 2025, totaled approximately $885,330 in remaining principal, with scheduled repayments and conversions expected through the second half of 2026.

Subsequent to December 31, 2025, on February 23, 2026, the Company entered into a Securities Purchase Agreement with Streeterville Capital, LLC for a secured convertible note with an original principal amount of $7,560,000. The Company received gross proceeds of $6,970,000 on February 26, 2026. The note bears interest at 8% per annum, matures twenty-four months after closing, and is convertible into shares of Common Stock at 87% of the lowest 10-day VWAP, subject to a floor price of $0.90 per share. The note is secured by substantially all of the Company’s assets. Maxim Group LLC served as placement agent and received a cash fee of 5.75% of gross proceeds. The Investor also has the right to purchase up to $4,320,000 in additional notes over twenty-four months on the same terms. See Note 12, Subsequent Events, for additional information.

GOING CONCERN CONSIDERATION

As of December 31, 2025, the Company had an accumulated deficit of $20,342,362, and even though it has generated significant revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses, an increase in accounts receivable has occurred. As a result, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2025, and 2024, expressing substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements include additional disclosures outlining the factors contributing to this assessment. They do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities, which may be necessary if the Company is unable to continue operations.

Management has evaluated the Company’s ability to meet its obligations over the next twelve months by considering a range of factors, including general economic conditions, key industry indicators, operating performance, capital expenditures, future commitments, and overall liquidity. If the Company is unable to generate sufficient revenues by December 31, 2026, we will require additional capital through funding from existing or new investors, further cost reductions, and strategic adjustments to improve operational cash flow.

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

While our significant accounting policies are more fully described in Note 2 of the notes to our consolidated financial statements appearing elsewhere in this document, management has identified the following as “Critical Accounting Policies and Estimates”: revenue recognition, accounts receivable and allowance for credit losses, convertible notes payable and debt issuance costs, goodwill and intangible asset impairment, stock-based compensation, and going concern. We believe that the estimates and assumptions involved in these accounting policies may have the greatest potential impact on our financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company generates revenue through its proprietary Eva Platform by providing digital advertising services, including programmatic media buying, AI-driven campaign optimization, and media traffic arbitrage across major advertising networks. Revenue is recognized when control of the promised services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company evaluates its arrangements with customers to determine whether it acts as a principal or agent in the transaction, which affects whether revenue is reported on a gross or net basis. This determination requires significant judgment, particularly with respect to the Company’s media buying activities, where the Company assesses whether it controls the advertising inventory before it is transferred to the customer. The Company has concluded that it acts as the principal in its advertising transactions and accordingly recognizes revenue on a gross basis, as the Company controls the advertising services before they are delivered to the customer, assumes inventory risk, has pricing discretion, and bears the primary responsibility for fulfillment.

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable in accordance with ASC 326, Financial Instruments — Credit Losses, using the current expected credit loss (“CECL”) methodology. Under this framework, the Company estimates expected credit losses over the contractual term of its receivables based on historical loss experience, current conditions, and reasonable and supportable forecasts.

The assessment requires significant management judgment, particularly given the Company’s customer concentration, the programmatic advertising industry’s extended payment cycles, and the material proportion of balances aged beyond 90 days. As of December 31, 2025, gross trade accounts receivable totaled $16,006,624.69, of which approximately 79% was aged over 90 days. Management assessed collectability on a customer-by-customer basis considering the creditworthiness of counterparties (including publicly traded entities subject to SEC reporting), the absence of specific impairment indicators, the zero historical loss rate on the current customer cohort, ongoing service relationships, and subsequent collections evidence, and concluded that no allowance for credit losses was required. A change in management’s assessment of any of these factors could result in the recognition of a material allowance in future periods.

Convertible Notes Payable and Debt Issuance Costs

The Company accounts for its convertible promissory notes in accordance with ASC 470-20, Debt — Debt with Conversion and Other Options, ASC 835-30, Interest — Imputation of Interest, and ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The notes are recorded at face value, with original issue discounts and debt issuance costs presented as direct deductions from the carrying amount of the associated debt on the balance sheet. These deferred financing costs are amortized to interest expense over the term of each respective note using the straight-line method, which management has determined does not produce results materially different from the effective interest method given the short-term nature of the instruments.

The Company evaluates the embedded conversion features within its convertible notes under ASC 815-15, Derivatives and Hedging — Embedded Derivatives, to determine whether bifurcation is required. The conversion features in the Company’s institutional notes issued during FY2025 are contingent upon the occurrence of an Event of Default and are priced at a variable discount to market. Management has concluded that bifurcation is not required at inception because the triggering contingency (an Event of Default) is not probable of occurring, based on the Company’s payment history and working capital position. This assessment requires significant judgment and is reassessed at each reporting date. If default were to become probable, the conversion features would require bifurcation and fair value measurement, which could have a material impact on the Company’s financial statements.

Goodwill and Intangible Asset Impairment

The Company evaluates goodwill and acquired intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC 350, Intangibles — Goodwill and Other. The Company previously recorded goodwill impairment charges of $144,098,143 related to the acquisition of EvaMedia (December 31, 2021) and $1,500,000 related to the acquisition of AdFlare (December 31, 2022). The impairment analysis requires significant estimates and assumptions, including the determination of fair value using qualitative or quantitative methods. The Company uses Level 1 fair value measurements where applicable. Changes in assumptions regarding future revenue growth, profitability, market conditions, or the Company’s stock price could result in additional impairment charges in future periods.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Stock-based awards, including stock options, are measured at their grant-date fair value using the Black-Scholes option-pricing model and recognized as compensation expense over the requisite service period. The Black-Scholes model requires the use of subjective assumptions, including the expected volatility of the Company’s common stock, the expected term of the option, the risk-free interest rate, and the expected dividend yield. Because the Company’s common stock has limited trading history on a national securities exchange, the determination of expected volatility requires significant judgment. Changes in these assumptions could materially affect the amount of stock-based compensation expense recognized.

Going Concern

The Company evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued, in accordance with ASC 205-40, Presentation of Financial Statements — Going Concern. This assessment requires significant judgment regarding the Company’s projected cash flows, the collectability of outstanding receivables, the availability of financing, and the Company’s ability to meet its obligations as they become due. As discussed in Note 3, Going Concern, and Note 12, Subsequent Events, the Company has considered mitigating factors including its transition to profitability in FY2025, the receipt of $6,970,000 in strategic growth financing from Streeterville Capital in February 2026, subsequent collections of trade receivables, and the Company’s successful uplisting to the Nasdaq Capital Market in January 2026.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The ASU amendments are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted ASC 606 - Revenue Recognition from January 1, 2019, and Amended ASU 2016-02, Leases (Topic 840) from January 1, 2020. The ASU is currently not expected to have a material impact on our consolidated financial statements. We believe the accounting policies described in Note 2 are critical to the judgments and estimates used to prepare our financial statements. As a result, we have described significant accounting policies in more detail in Note 2 of our consolidated financial statements appearing elsewhere in this document.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of Eva Live Inc., including the notes thereto, together with the report thereon of Lao Professionals, our independent registered public accounting firm, are included in this Annual Report as a separate section beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 5, 2024, the Company terminated its relationship with its independent registered public accounting firm, BF Borgers CPA PC (“BF Borgers). The decision to change independent registered public accounting firms was made with the recommendation and approval of the Board of Directors of the Company.

On May 5, 2024, the Company engaged Michael Gillespie & Associates, PLLC (“Gillespie”) as BF Borgers’ replacement. The decision to change independent registered public accounting firms was made with the recommendation and approval of the Board of Directors of the Company.

BF Borgers’ audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2023, and December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period until the change, there were no (i) disagreements, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BF Borgers’ satisfaction, would have caused BF Borgers to refer such disagreements in its audit reports, and (ii) there were no “reportable events” requiring disclosure pursuant to paragraph (a)(1)(v) of Item 304 of Regulation S-K.

As previously disclosed by the Company in its Current Report on Form 8-K filed on May 7, 2024, the SEC has advised that, in lieu of obtaining a letter from BF Borgers stating whether or not it agrees with the above statements, the Company may indicate that BF Borgers was not permitted to appear or practice before the SEC for reasons described in the SEC’s Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, dated May 3, 2024.

On May 5, 2024, the Company engaged Michael Gillespie & Associates, PLLC (“Gillespie”) as its independent registered public accounting firm. The decision was made with the recommendation and approval of the Board of Directors of the Company.

On March 21, 2025, the Board of Directors approved the dismissal of Gillespie as the Company’s independent registered public accounting firm. Gillespie had been engaged on May 5, 2024, but had not completed any audit reports for the Company and did not issue any reports on the Company’s financial statements. The Company determined that it was in the best interest of the Company and its shareholders to make this change due to delays in the commencement of the audit and the auditor’s requests for documentation that the Company believes were beyond the customary scope necessary for the engagement.

During the fiscal years ended December 31, 2024, and December 31, 2025, and the subsequent interim period through the date of dismissal, there were no (i) disagreements, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and Gillespie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Gillespie’s satisfaction, would have caused Gillespie to make reference to the subject matter of the disagreement in its reports, and (ii) no “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Gillespie with a copy of the foregoing disclosure and requested that Gillespie furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made above. The Company has not received any letter from Gillespie stating whether or not it agrees with the statements made above.

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

During the fiscal years ended December 31, 2024, and 2023, and through the date of the Board of Directors’ decision to engage LAO, the Company did not consult LAO Professionals with respect to the application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements. Furthermore, there were no consultations with LAO on any matters that were the subject of a disagreement or a reportable event as defined in Items 304(a)(2)(i) and (ii) of Regulation S-K.

At the time of the above changes, the Company did not have a separately constituted audit committee, and all the above changes were approved by the Board of Directors.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes, due to limited personnel, and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business, identifying third-party professionals with whom to consult regarding complex accounting applications, and considering additional staff with the requisite experience and training to supplement existing accounting professionals, and implementing additional layers of reviews in the internal controls and financial reporting process.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal year ended December 31, 2025, that have materially affected or are reasonably likely to affect our internal control over financial reporting materially.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Name	Age	Position
David Boulette	43	President/CEO/Director
Phil Aspin	42	Independent Director
Daryl Walser	43	Director
Terry R. Fields	82	Independent Director
Rizvan Jamal	44	Independent Director
Ali Shadman	62	Independent Director
Imran Firoz	53	Interim Chief Financial Officer

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors meeting, following the annual meeting of stockholders, and until their successors have been elected and qualified.

David Boulette, Founder, President, CEO, and Director

David Boulette has served as the Company’s director, Chief Executive Officer, and Chief Financial Officer since September 28, 2021.

Effective as of September 22, 2025, Boulette was replaced by Firoz as the Company’s Chief Financial Officer. Boulette has vast expertise in computer technology. From January 2015 to the merger with the Company, Boulette was the founder and CEO of EvaMedia. He was primarily responsible for developing the Eva Platform. He is knowledgeable in a vast array of computer operating systems (such as Windows, Linux, Solaris, UNIX, Mac OS, Vista) and languages (such as C++, Java, JSP, Prolog, Oracle, DB2, Flash, ActionScript, to name just a few). He has over ten years of software development experience, extensive UML experience, and database design expertise using Oracle and SQL 2000/2005. Boulette received his BSc in Company Science in 2005 from WLU, Waterloo, Ontario. The Company believes Boulette is a suitable director due to his extensive technology experience.

Phil Aspin, Independent Director

Phil Aspin has served as the director of the Company since September 28, 2021.

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

Daryl Walser, Chief Marketing Officer, Director

Walser has served as the Chief Marketing Officer and director of the Company since September 28, 2021.

Walser has extensive operations and business development expertise in various public, government, and private sectors. He is an accomplished professional in digital media solutions, lean manufacturing, operations management, supply chain, inventory management, and logistics. From March 2019 to the present, Walser has worked as the Plant Manager at LafargeHolcim Group, Canada’s largest provider of sustainable construction materials and a global group member. In September 2002, Walser received his Diploma in logistics, materials, and supply chain management from Conestoga College, Kitchener, Ontario, Canada. Walser is suited to sit on the Board of Directors because of his long-term business experience and internet technology experience.

Terry R. Fields, Independent Director

Terry Fields has served as the director of the Company since January 2009.

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

Ali Shadman, Independent Director

Ali Shadman is an independent director of the Company, having served since June of 2025.

Ali Shadman has served as the Founder and Managing Director of Davidan Systems Inc., a technology advisory and strategy consulting firm based in Orange County, California, since June 2019. In this role, Mr. Shadman has advised technology companies on optimizing their product portfolios, strengthening partner ecosystems, and enhancing go-to-market execution. In December 2023, he was appointed Chief Executive Officer of Genimous Interactive Investment Co., Ltd., where he oversees the company’s strategic development and investment initiatives. He also serves as a Board Member of Eightpoint Interactive Inc., a digital marketing company, providing strategic guidance to its executive leadership team.

Mr. Shadman brings extensive leadership experience across both public and private companies, with a focus on digital transformation, operational scaling, and innovation in technology services. His recent work builds upon prior C-suite roles at global firms, and he continues to contribute thought leadership in the fields of technology consulting and corporate governance.

Mr. Shadman completed his Postgraduate Diploma in Operations Research from London Metropolitan University in the United Kingdom in June 1983. He obtained his Bachelor of Science with Honors in Mathematics and Computer Sciences from the University of Essex, United Kingdom, in June 1982.

Rizvan Jamal, Independent Director

Rizvan Jamal is an independent director of the Company and has served since May 2025.

From March 2001 to the present, Jamal served as the President and Principal Broker of Clarity Mortgage Inc., where he has led the structuring of over $4 billion in capital facilities on behalf of institutional investors, Schedule A banks, and private capital funds. Jamal has an extensive background in mortgage brokerage, having launched and managed national commercial and residential firms.

In addition to his financial acumen, from January 2001 to the present, Jamal has served as the founder and CEO of Welcome Home Construction Ltd., overseeing the development and construction of numerous residential and multi-family projects across Ontario and Nova Scotia. His project portfolio includes custom homes, apartment complexes, and large-scale planned communities, with a focus on innovative design and full-spectrum real estate management from financing to post-sale support.

Jamal’s leadership is marked by a hands-on approach to construction management and a commitment to redefining the homebuilding experience. His unique expertise spans budgeting, loan underwriting, capital financing, and project execution, making him a pivotal figure in both the mortgage and real estate development industries.

Jamal obtained his Mortgage Broker License from Seneca Polytechnic in Toronto, Ontario, Canada, in 2022, and is licensed under the Financial Services Commission of Ontario (FSCO). He earned his degree in Marketing and Business from Conestoga College in Kitchener, Ontario, in 2021. Additionally, he has held a Vendor Building License since 2019, further demonstrating his commitment to professional excellence and regulatory compliance in the industry.

Imran Firoz, Interim Chief Financial Officer

Firoz is currently the Interim Chief Financial Officer of the Company, having served since September 22, 2025. Firoz has served as a financial and management consultant to the Company and its predecessor entities since May 2019, prior to the reverse merger of EvaMedia Corp. into Eva Live Inc. During this time, he has played a key role in the Company’s financial strategy, audit readiness, capital markets planning, and uplisting initiatives. He has overseen key CFO-level functions prior to his formal appointment. His knowledge of the Company’s operations and strategic direction provides vital continuity and leadership for the Company.

From January 2016 to the present, Firoz has also served as Co-Founder, Chief Financial Officer, and Director of FDCTech, Inc., where he is responsible for strategic planning and corporate development, mergers and acquisitions (M&A), financial restructuring, and risk management. Since January 2019, he has owned Spark Capital Investments, LLC, a consulting firm that assists small-sized private and public companies by providing financial and management advisory services.

Firoz received his MBA in April 2001 from the Richard Ivey School of Business, University of Western Ontario, Canada. He earned his Bachelor of Engineering (Chemical) in July 1993 from Aligarh Muslim University in India. He has been a Certified Financial Risk Manager (FRM) from the Global Association of Risk Professionals (GARP), New Jersey, since January 2003.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than one member. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of six (6) members, four (4) of whom are currently independent. A director is not required to hold any shares in our Company to qualify to serve as a director. Subject to making appropriate disclosures to the Board of Directors in accordance with our Articles of Incorporation, a director may vote with respect to any contract, proposed contract, or arrangement in which he or she is interested; in voting in respect to any such matter, such director should take into account his or her director’s duties. To the extent permitted by our Articles of Incorporation, a director may exercise all the powers of the company to borrow money; mortgage its business, property, and uncalled capital; and issue debentures or other securities whenever money is borrowed or as security for any obligation of the Company or of any third party.

Code of Business Conduct and Ethics

The Board adopted a code of business conduct and ethics (the “Code”) that applies to our directors, officers and employees. A copy of this Code is available on our website at www.evaxai.com. We intend to disclose on our website any amendments to and waivers of the Code that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

Insider Trading Policy

Our board of directors has adopted an insider trading policy filed hereto as Exhibit 19.1 and is incorporated herein by this reference.

Committees of the Board of Directors

We are required by Nasdaq to establish an audit committee and a compensation committee, and, if we elect to nominate directors through a committee, a nominating and corporate governance committee under the Board of Directors. Nasdaq also requires us to have adopted a charter for each of these committees. Each committee’s members and functions are described below.

Audit Committee

Our audit committee consists of Rizvan Jamal, Ali Shadman, and Phil Aspin, and it is chaired by Rizvan Jamal. We have determined that all of such directors satisfy the “independence” requirements of the Nasdaq Listing Rules and meets the independence standards under Rule 10A-3 under the Exchange Act. We have determined that of Rizvan Jamal qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. The audit committee is responsible for, among other things:

●	selecting the independent registered public accounting firm and pre-approving all auditing and non-auditing services permitted to be performed by the independent registered public accounting firm;

●	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s responses;

●	reviewing and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

●	discussing the annual audited financial statements with management and the independent registered public accounting firm;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any special steps taken to monitor and control major financial risk exposures;

●	annually reviewing and reassessing the adequacy of our audit committee charter;

●	meeting separately and periodically with management and the independent registered public accounting firm;

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance; and

●	reporting regularly to the Board of Directors.

Compensation Committee

Our compensation committee consists of Ali Shadman, Terry Fields, and Phil Aspin, and it is chaired by Ali Shadman. We have determined that these directors satisfy the “independence” requirements of the Nasdaq Listing Rules. The compensation committee assists the Board of Directors in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our Chief Executive Officer may not be present at any committee meeting during which their compensation is deliberated upon. The compensation committee is responsible for, among other things:

●	reviewing and approving, or recommending to the Board of Directors for its approval, the compensation for our Chief Executive Officer and other executive officers;

●	reviewing and recommending to the Board of Directors for determination with respect to the compensation of our non-employee directors;

●	reviewing periodically and approving any incentive compensation or equity plans, programs, or other similar arrangements; and

●	selecting a compensation consultant, legal counsel, or other adviser only after taking into consideration all factors relevant to that person’s independence from management.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Phil Aspin, Ali Shadman, and Rizvan Jamal, and it is chaired by Rizvan Jamal. We have determined that these directors satisfy the “independence” requirements of the Nasdaq Listing Rules. The nominating and corporate governance committee assists the Board of Directors in selecting individuals qualified to become our directors and in determining the composition of the Board of Directors and its committees. The nominating and corporate governance committee is responsible for, among other things:

●	recommending nominees to the Board of Directors for election or re-election to the Board of Directors or for appointment to fill any vacancy on the Board of Directors;

●	reviewing annually with the Board of Directors the current composition of the Board of Directors in regard to characteristics such as independence, knowledge, skills, experience, expertise, diversity, and availability of service to us;

●	selecting and recommending to the Board of Directors the names of Directors to serve as members of the audit committee and the compensation committee, as well as of the nominating and corporate governance committee itself;

●	developing and reviewing the corporate governance principles adopted by the Board of Directors and advising the Board of Directors with respect to significant developments in the law, practice of corporate governance, and our compliance with such laws and practices; and

●	evaluating the performance and effectiveness of the Board of Directors as a whole.

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

EXECUTIVE COMPENSATION

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officer for the fiscal year ended December 31, 2025, and 2024:

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Position	Period	($)	($)	($)	($)	($)	($)	($)	($)
David Boulette, CEO (1)	2025	456,000	-0-	-0-	-0-	-0-	-0-	-0-	456,000
	2024	360,000	-0-	2,730,000	-0-	-0-	-0-	-0-	3,090,000

(1)	Appointed CEO, CFO, President, and Director on September 28, 2021. Mr. Boulette resigned as Chief Executive Officer on September 22, 2025.

From October 2021 to December 2023, Mr. Boulette is accruing his salary at $18,000 per month. From January 2024 to May 2025, the Company paid Mr. Boulette a monthly compensation of $30,000 per month, with increases each succeeding year, should the agreement be approved annually by the Company.

On May 31, 2025, the Company entered into an employment agreement with David Boulette to serve as its Chief Executive Officer. Pursuant to the agreement, Mr. Boulette will receive an annual base salary of $552,000, a performance bonus equal to 5% of the Company’s net profit before tax as determined by the Board, and stock options to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share, subject to a five-year vesting schedule.

Pursuant to the terms of his employment agreement, the Company may terminate Mr. Boulette employment for Cause, as defined in his employment agreement, at any time, and may terminate is employment without Cause upon 30 days’ written notice, and in such case, Mr. Boulette will be entitled to receive the base salary for the remainder of the term or six months’ severance, whichever is greater.

The Company further intends to provide cash and equity incentives based on meeting certain sales criteria, which the Board of Directors will review quarterly and annually. The Company still needs to formalize performance-based bonuses and other incentive agreements. The Company intends to pay each executive monthly at the beginning of the month.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal period ending December 31, 2025, or through the filing date of this Annual Report.

INSIDER TRADING POLICY

The Company has adopted an insider trading policy that governs the purchase, sale, and other dispositions of our securities that applies to the Company and our officers and directors, as well as our employees who have regular access to material, nonpublic information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

DIRECTOR COMPENSATION

The Company compensates its non-employee directors pursuant to written Independent Director Agreements approved by the Board of Directors. Under these agreements, Messrs. Phil Aspin and Daryl Walser are each entitled to an annual cash retainer of $60,000, while Messrs. Rizvan Jamal and Ali Shadman are each entitled to an annual cash retainer of $50,000, payable in equal quarterly installments. Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their service.

The following table sets forth summary information regarding compensation earned by or paid to each person who served as a non-employee director of the Company during the fiscal year ended December 31, 2025. Compensation for David Boulette, who serves as both Chief Executive Officer and a member of the Board of Directors, is disclosed in the “Executive Compensation” section of this Annual Report on Form 10-K, and Mr. Boulette does not receive any additional compensation for his service as a director.

Director Compensation Table — Fiscal Year Ended December 31, 2025

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	All Other Comp. ($)	Total ($)
Phil Aspin	$60,000	(1)	—	—	—	—	$60,000
Daryl Walser	$60,000	(1)	—	—	—	—	$60,000
Rizvan Jamal	$29,167	(2)	—	—	—	—	$29,167
Ali Shadman	$29,167	(2)	—	—	—	—	$29,167

(1) Represents the full annual cash retainer earned for service as a non-employee director during the fiscal year ended December 31, 2025. As of December 31, 2025, the aggregate amount of $178,334 in director fees had been accrued but not yet paid. The Company appointed Rizvan Jamal as an independent director of the Company in May 2025. The Company appointed Ali Shadman as an independent director of the Company in June 2025. No cash payments were made to employees and non-employee directors during the fiscal year ended December 31, 2025.

Description of Director Compensation Arrangements

The Company compensates its non-employee directors pursuant to written Independent Director Agreements approved by the Board of Directors. Under these agreements, Messrs. Phil Aspin and Daryl Walser are each entitled to an annual cash retainer of $60,000, while Messrs. Rizvan Jamal and Ali Shadman are each entitled to an annual cash retainer of $50,000, payable in equal quarterly installments. Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their service.

Non-employee directors did not receive any stock awards, option awards, non-equity incentive plan compensation, or other forms of compensation during the fiscal year ended December 31, 2025. There are no equity compensation plans or arrangements currently in effect for non-employee directors.

As of December 31, 2025, no non-employee director held any outstanding stock options or unvested stock awards granted by the Company.

The Company does not maintain a formal director’s retirement plan or deferred compensation plan for its non-employee directors. Directors do not receive per-meeting fees or committee fees. The Company does not currently have a separately constituted audit committee, compensation committee, or nominating and corporate governance committee.

In the fiscal year ending December 31, 2024, the Company issued 100,000 shares for services at the rate of $2.73 per share, based on the closing market price on July 15, 2024, to directors in lieu of their services. Daryl Walser received 50,000 shares for services rendered to the Company as its Director, valued at $136,500, and Phil Aspin received 50,000 shares for services rendered to the Company as its Director, valued at $136,500.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of the date of this Annual Report, the number of shares of common stock of our Company that is beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all sole officer and director as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security, and that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities because they may not have any beneficial financial interest. Except as noted below, each person has sole voting and investment power.

As of the date of this Annual Report, we have calculated the percentages below based on 31,485,389 shares of our common stock issued and outstanding.

		Number of Shares	Percent of
Name and Address (1)	Title of Class	Beneficially Owned	Outstanding Common Shares
Officers and Directors
David Boulette	Common	19,025,000	60.42%
Phil Aspin	Common	151,250	0.48%
Daryl Walser	Common	123,750	0.39%
Terry R. Fields	Common	133,334	0.42%
Rizvan Jamal	Common	0	0.00%
Ali Shadman	Common	0	0.00%
Imran Firoz	Common	50,133	* %
Officers and Directors as a group (6 persons)	Common	19,483,467	62.16%

5%+ Stockholders
David Boulette	Common	19,025,000	60.42%
1623662 Alberta Inc (2)	Common	1,633,672	5.19%

(1)	The address for all officers and directors is 2029 Century Park East, Suite # 400N, Los Angeles, CA 90067.

(2)	Controlled by Ross Ewaniuk, 2028 Sirocco Dr SW Calgary, AB T3H 2M9, Canada.

*	Less than one percent (1%).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Board is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest.

The SEC rules define a related party transaction to include any transaction, arrangement or relationship which: (i) we are a participant; (ii) the amount involved exceeds $120,000; and (iii) executive officer, director or director nominee, or any person who is known to be the beneficial owner of more than 5% of our Common Stock, or any person who is an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our Common Stock had or will have a direct or indirect material interest.

Although we do not maintain a formal written procedure for the review and approval of transactions with such related persons, it is our policy for the disinterested members of our Board to review all related party transactions on a case-by-case basis. To receive approval, a related-party transaction must have a legitimate business purpose for us and be on terms that are fair and reasonable to us and our stockholders and as favorable to us and our stockholders as would be available from non-related entities in comparable transactions.

All related party transactions must be disclosed in our applicable filings with the SEC as required under SEC rules.

Accounts Payable – Related Party

David Boulette, CEO of the Company, occasionally provides funding for the Company’s working capital. As of December 31, 2025, and December 31, 2024, the accounts payable – related party were $0 and $68,209.

Accrued Expenses – Related Party

David Boulette, CEO of the Company, occasionally provides funding for the Company’s working capital. As of December 31, 2025, Boulette paid $3,492 for the rent. This is included in the accrued expenses – related party.

Firoz, interim CFO of the Company, has a monthly salary of $10,500. As of December 31, 2025, his unpaid salaries of $31,500 is included in the accrued expenses – related party.

The total balance of accrued expenses as of December 31, 2025, is $34,992.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal year ending December 31, 2025, and 2024, the Company paid $30,100 and $0, respectively, to LAO Professionals. For the fiscal years ending December 31, 2025, and 2024, the Company paid $0 and $26,498, respectively, to Gillespie.

The fees include auditing our annual financial statements for 2024 and 2023 and reviewing Forms S-1, 10-K, and 10-Q, or services generally provided by the accountant concerning statutory and regulatory filings for the fiscal year.

BOARD OF DIRECTORS PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our Board of Directors’ policy is to pre-approve all our independent registered public accounting firm’s services. For fiscal 2025, our Board of Directors pre-approved 100% of our independent registered public accounting firm’s services. These services include audit services. Our independent registered public accounting firm must periodically report to our Board of Directors regarding the extent of services offered by our independent registered public accounting firm by this pre-approval policy. Our Board of Directors may also delegate pre-approval authority to one or more members. Such members must report any pre-approval to our Board of Directors at the next meeting.

AUDIT-RELATED FEES

We incurred neither fees nor expenses for 2025 and 2024 for professional services rendered by LAO Professionals and BF Borgers for audit-related fees other than those disclosed above under the caption “Audit Fees.”

TAX FEES

We incurred neither fees nor expenses for 2025 and 2024 for professional services rendered by LAO Professionals Olayinka, Gillespie, and BF Borgers for tax compliance, tax advice, or tax planning other than the fees disclosed above under the caption “Audit Fees.”

OTHER FEES

We incurred no other fees or expenses for 2025 and 2024 for any other products or professional services rendered by LAO Professionals and BF Borgers other than those described above.

PART IV

ITEM 15.	Exhibits and FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

Our consolidated financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report commencing on page F-1.

(a)(2) Financial Statements Schedules

All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3) Exhibits

Exhibit	Item

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed on January 27, 2026).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A, filed on January 27, 2026).

3.3	By-Laws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A, filed on January 27, 2026).

3.4	Certificate of Amendment to Bylaws (Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A, filed on January 27, 2026)

4.1*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#1, March 12, 2025)

4.2*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#2, May 28, 2025)

4.3*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#3, July 25 12, 2025)

4.4*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#4, September 23, 2025)

4.5*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#5, November 14, 2025)

4.6*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#6, January 14, 2026)

4.7*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#7, January 28, 2026)

4.8*	Promissory Note between the Company and Boot Capital LLC (#1, March 12, 2025)

4.9*	Promissory Note between the Company and Boot Capital LLC (#2, July 25, 2025)

4.10*	Promissory Note between the Company and Boot Capital LLC (#3, January 14, 2026)

4.11*	Promissory Note between the Company and Boot Capital LLC (#4, January 28, 2026)

4.12*	Promissory Note between the Company and the Investor (December 10, 2025)

4.13	Form of Initial Note (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Current Report on Form 8-K, filed on February 24, 2026)

4.14*	Description of Securities

10.1	Sales Purchase Agreement between the Company and EvaMedia Corp. dated September 28, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed on July 7, 2023)

10.2	Debt Settlement Agreement between the Company and Terry Fields dated September 28 2021 Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed on July 7, 2023)

10.3	Employment Agreement with David Boulette dated May 31, 2025 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, filed on June 5, 2025)

10.4	Independent Director Agreement with Ali Shadman dated June 2, 2025 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, filed on June 5, 2025)

10.5*	Independent Director Agreement with Rizvan Jamal

10.6*	Securities Purchase Agreement between the Company and Boot Capital LLC dated July 25, 2025

10.7*	Securities Purchase Agreement between the Company and 1800 Diagonal Lending LLC dated July 25, 2025

10.8*	Media Buying Agreement between the Company and Brightcast LLC dated May 5, 2022

10.9*	Marketing Agreement between Registrant and TechAds Media Ltd dated September 1, 2020

10.10*	Form of Warrant Agency Agreement

10.11*	Employment Agreement with Imran Firoz dated September 22, 2025.

10.12*	Securities Purchase Agreement between the Company and 1800 Diagonal Lending LLC dated September 23, 2025

10.13	Securities Purchase Agreement, dated February 24, 2026 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, filed on February 24, 2026)

10.14	Security Agreement, dated February 24, 2026 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, filed on February 24, 2026)

14.1*	Code of Ethics

16.1	Letter from Olayinka Oyebola & Co., dated April 3, 2025 (Incorporated by reference to Exhibit 16.1 to the Registrant’s Registration Current Report on Form 8-K, filed on April 4, 2025)

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation recovery (clawback) policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16.	Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2026.

EVA LIVE INC.
(Registrant)

By:	/s/ David Boulette
Name:	David Boulette
Title:	President and CEO (principal executive officer

By:	/s/ Imran Firoz
Name:	Imran Firoz
Title:	CFO (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Boulette	President, CEO, Secretary and Director	March 16, 2026

/s/ Imran Firoz	CFO	March 16, 2026

Signature	Title	Date

/s/ Phil Aspin	Director	March 16, 2026

/s/ Daryl Walser	Director	March 16, 2026

/s/ Terry Fields	Director	March 16, 2026

/s/ Rizvan Jamal	Director	March 16, 2026

/s/ Ali Shadman	Director	March 16, 2026

EVA LIVE INC.

FINANCIAL STATEMENTS

As of

DECEMBER 31, 2025

Together with

Report of Independent Registered Public Accounting Firm

F-1

EVA LIVE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eva Live Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eva Live Inc. (the ‘Company’) as of December 31, 2025, and 2024, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for period ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the period ended December 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company had an accumulated deficit of $20,342,362 and has not yet generated significant revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment of Accounts Receivable and Accounts Receivable

As disclosed in Note 2, on December 31, 2025, and 2024, management determined that the allowance for doubtful accounts was $1,379,519 and $1,379,519, respectively. The Company bases the allowance for doubtful accounts on its assessment of the collectability of customer accounts, which requires significant judgment.

The principal considerations for our determination that performing procedures relating to impairment of accounts receivable and accounts receivable are critical audit matters are (1) The determination of the impairment involves management judgments. (2) The net account receivable balance is $16,006,624; this is material to the financial statement considering the total revenue. (3) It required a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating the results of those procedures.

How We Addressed the Matter in Our Audit

●	We obtained age analysis and verified the accuracy of the accounts receivable aging report by tracing sample items to invoices.
●	We evaluated the assumptions used by reviewing the reasonableness of the provision made and assessing the criteria used in the computation.
●	We inquired about specific accounts, discussing long-overdue accounts with management to identify potential impairment indicators.
●	We obtained confirmation letters from the customers.
●	We evaluated the sufficiency of the audit evidence obtained by assessing the results of the procedures performed over revenue and the Management Memorandum on the audit query.

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

March 16, 2026

EVA LIVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025 (Audited)	December 31, 2024 (Audited)

Assets:
Current assets
Cash	$202,524	$76,356
Accounts receivable, net of allowance for doubtful accounts of $1,379,519 and $1,379,519, respectively	16,006,624	4,023,578
Prepaid	269	269
Original issuance discount, net	73,482	-
Deferred financing costs, net	18,044	-
Total current assets	$16,300,943	$4,100,203
Furniture, fixtures, and equipment	14,919	6,498
Total assets	$16,315,862	$4,106,701
Liabilities and stockholders’ equity (deficit):
Accounts payable	2,933,844	-
Accrued expenses	2,598,893	2,126,562
Accrued expenses – related party	34,992	-
Notes payable	985,330	400,000
Accrued interest	68,601	13,250
Total current liabilities	$6,621,660	$2,539,812
Total liabilities	$6,621,660	$2,539,812
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Common stock, par value $0.0001, 300,000,000 shares authorized; 31,342,285 and 31,342,285 shares issued and outstanding, as of December 31, 2025, and December 31, 2024, respectively	3,134	3,134
Additional paid-in capital	30,033,430	30,033,430
Accumulated deficit	(20,342,362)	(28,469,675)
Total stockholders’ equity (deficit)	$9,694,202	$1,566,889)
Total liabilities and stockholders’ deficit:	$16,315,862	$4,106,701

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2025 (Audited)	December 31, 2024 (Audited)

Sales	17,037,328	9,330,971
Total Revenue	$17,037,328	$9,330,971
Operating expenses
General and administrative	1,798,231	7,484,914
Media traffic purchase, related party	6,920,445	5,570,972
Amortization and depreciation	98,395	-
Total operating expenses	$8,817,071	$13,055,886
Operating income (loss)	8,220,257)	(3,724,915)
Other income (expense):
Other expense	(92,944)	(28,353
Total other income (expense)	$(92,944)	$(28,353
Income (loss) before provision for income taxes	$8,127,313	$(3,753,268)
Provision (benefit) for income taxes	-	-
Net income (loss)	$8,127,313	$(3,753,268)
Net loss per common share, basic and diluted	0.26	(0.12)
Weighted average number of common shares outstanding basic and diluted	31,341,436	31,019,795

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	No. of shares	Value	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

Balance - December 31, 2023	30,763,087	$3,077	$24,060,884	$(24,716,407)	$(652,446)
Shares issued for services valued at $12.04	212,500	21	2,558,415	-	2,558,500
Shares issued for services valued at $10.92	275,000	28	3,002,890	-	3,003,000
Shares issued for payable valued at $5.20	30,000	3	155,988	-	156,000
Shares issued for note settlement valued at $5.20	60,597	6	315,080	-	315,104
Original issue discount for note(s)	-	-	(60,001)	-	(60,001)
Reverse split adjustment	1,101	(1)	1	-	-
Net loss	-	-	-	(3,753,268)	(3,753,268)
Balance - December 31, 2024	31,342,285	$3,134	$30,033,430	$(28,469,675)	$1,566,889

Net income (loss)	-	-	-	8,127,313	8,127,313
Balance - December 31, 2025	31,342,285	$3,134	$30,033,430	$(20,342,362)	$9,694,202

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2025 (Audited)	December 31, 2024 (Audited)

Cash Flows from operating activities:
Net income (loss)	$8,127,313	$(3,753,268)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,781	-
Amortization expense	96,614	-
Common stock issued for services	-	5,561,500
Changes in operating assets and liabilities:
Accounts receivable	(11,983,046)	(3,019,965)
Deferred revenue	-	(150,000)
Accounts payable and payroll liabilities	3,406,175	215,934
Accrued expenses – related party	34,992	-
Accounts payable – related party	-	(68,209)
Accrued interest	55,351	13,250
Accounts payable settled with common stock	-	156,000
Original issuance discount, net	(153,140)	(60,001)
Deferred financial costs, net	(35,000)	-
Net Cash used in operating activities	$(448,960)	$(1,104,759)
Cash flow from investing activities:
Fixed asset, net	(10,202)	(6,498)
Net Cash Provided by Investing Activities	$(10,202)	$(6,498)
Net Cash provided by financing activities:
Notes payable	585,330	400,000
Note settlement	-	315,104
Net Cash Provided by financing activities	$585,330	$715,104
Net change in Cash and cash equivalents for the year	126,168	(396,153)
Cash and cash equivalents at the beginning of the year	76,356	472,509
Cash and cash equivalents at the end of the year	$202,524	$76,356
Non-cash investing and financing activities:
Common stock issued for note settlement	$-	$315,104
Common stock issued for payable	$-	$156,000

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

The Company’s year-end is December 31.

On September 28, 2021 (the “Acquisition Date”), the Company merged into EvaMedia Corp. (“EvaMedia”). Upon completion of the reverse merger, the Company acquired all issued and outstanding shares of EvaMedia’s capital stock. As a result, the Company issued 110,192,177 shares of the Company’s common stock to shareholders of EvaMedia, and immediately following the Acquisition, 111,169,525 shares of common stock were issued and outstanding. As a result, EvaMedia’s shareholders control 99.12% of the issued and outstanding shares of the Company on a fully diluted basis. Following the Acquisition, David Boulette of EvaMedia became the company’s CEO, director, and controlling shareholder. He appointed two additional board members from EvaMedia, Phil Aspin and Daryl Walser. Terry Fields remained the only board member of the Company. The Company appointed Rizvan Jamal as an independent director of the Company in May 2025. The Company appointed Ali Shadman as an independent director of the Company in June 2025. As of December 31, 2025, the Company has six directors.

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

For the fiscal year ending December 31, 2025, we had seventeen (17) customers, primarily from North America, compared to sixteen (16) customers for the previous period ending December 31, 2024. The top three customers represent over 61.05% and 60.78% of revenue for the fiscal year ending December 31 30, 2025, and 2024. Our company’s financial health is highly dependent on these top customers. If any of them were to significantly reduce their spending or cease doing business with your company, it could have a major impact on your revenue and overall financial health. Such customers advertise with the media through us and engage in media buying services such as online traffic from the Eva Platform. We also deal with businesses (as described under NAICS 541810) that utilize our in-house digital marketing capabilities, including advice, creative services, account management, production of advertising material, media planning, and buying (i.e., placing advertising).

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Our contract includes other standard terms and conditions, including but not limited to – force majeure, indemnification, limitation of liability, non-disclosure, data usage and ownership, privacy and laws, third-party ad serving and tracking (applicable if a third-party ad server is used), and other legally binding clauses.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending December 31, 2025, and 2024, and throughout the report, may not add up precisely to the totals provided, and percentages may not reflect the absolute figures.

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

Cash and Cash Equivalents

Cash and cash equivalents include Cash on hand, deposits at banking institutions, and all highly liquid short-term investments with original maturities of 90 days or less. The Company had a cash balance of $202,524 and $76,356 as of December 31, 2025, and 2024.

Accounts Receivable

Accounts Receivable primarily represent the amount due from the top three (3) customers, representing 72.92% of the accounts receivable. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30 or net 60 terms or n/60, where the payment is due in full 30 or 60 days after the invoice’s date. The Company bases the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

On December 31, 2025, and 2024, management determined that the allowance for doubtful accounts was $1,379,519 and $1,379,519, respectively. The fiscal year’s bad debt expense ended December 31, 2025, and 2024 was $0 and $25,928, respectively.

Office Lease

Effective May 21, 2020, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitling the Company to use the office and conference space on a need-only basis. The new lease is $291 per month, included in the General and Administrative expenses. For the fiscal year ended December 31, 2025, and 2024, the office’s rent payment was $3,492 and $2,748 and included in the General and administrative expenses.

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

There was no impairment recorded for the fiscal year ended December 31, 2025 and 2024.

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

Income Approach – The income approach uses estimated future cash flows or earnings, adjusted by a discount rate representing the time value of money and the risk of cash flows not being achieved, to derive a discounted present value.

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2025, and 2024, the Company had 31,341,436 and 31,019,795 basic and dilutive shares issued and outstanding, respectively. Common stock equivalents were anti-dilutive during the fiscal year ending December 31, 2024, due to a net loss of $3,753,268. Common equivalent shares are excluded from the computation since their effect is anti-dilutive. Common stock equivalents were dilutive during the fiscal year ending December 31, 2025, due to a net income of $8,127,313.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Pronouncements Adopted in the Current Year

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items by reportable segment, and additional disclosures regarding the CODM’s use of segment information in assessing performance and allocating resources. The standard also requires that all existing annual segment disclosures be provided in interim periods. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the fiscal year ended December 31, 2025. The Company operates as a single operating and reportable segment; accordingly, the adoption resulted in enhanced disclosures but did not change the Company’s segment reporting structure.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including a standardized rate reconciliation table with specified categories and disaggregation of income taxes paid by jurisdiction. This standard is effective for annual periods beginning after December 15, 2024, for public business entities. The Company adopted ASU 2023-09 for the fiscal year ended December 31, 2025. The adoption resulted in enhanced income tax disclosures but did not have a material impact on the Company’s consolidated financial statements.

Pronouncements Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose disaggregated information about certain expense categories presented on the face of the income statement, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in the notes to the financial statements. In January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. This standard is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its disclosures.

In March 2025, the FASB issued ASU 2025-02, Consolidation (Topic 810): Voting Model Improvements for Legal Entities Under Common Control, which simplifies the consolidation assessment for entities under common control by broadening the scope of the variable interest entity (“VIE”) exemption and refining the voting interest model. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

As of December 31, 2025, the Company had an accumulated deficit of $20,342,362 and has not yet generated significant revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses. As a result, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2025, and 2024, expressing substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements include additional disclosures outlining the factors contributing to this assessment. They do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities, which may be necessary if the Company is unable to continue operations.

Management has evaluated the Company’s ability to meet its obligations over the next twelve months by considering a range of factors, including general economic conditions, key industry indicators, operating performance, capital expenditures, future commitments, and overall liquidity. If the Company is unable to generate sufficient revenues by December 31, 2025, and collect its accounts receivable in a timely manner, we will require additional capital through funding from existing or new investors, further cost reductions, and strategic adjustments to improve operational cash flow.

The accumulated deficit on December 31, 2025, and 2024 was $20,342,362 and $28,469,675, respectively.

During the fiscal year ended December 31, 2025, and 2024, the Company incurred a net income and a net loss of $8,127,313 and $3,753,268. The working capital surplus and deficit as of December 31, 2025, and 2024 were $9,679,283 and $1,560,391.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of December 31, 2025, the Company had $202,524 cash on hand. The Company believes that future cash flows may not be sufficient to meet its debt obligations as they become due in the ordinary course of business for the foreseeable future. The Company continues to experience negative cash flows from operations due to increase in payment of its receivables and the ongoing requirement for substantial additional capital investment to develop its Eva Platform. The Company must raise additional capital to accomplish its growth plan over twelve to twenty-four months. The Company expects to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms, such as financing and capital, that might be available.

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

The Company intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. As the Company increases its customer base globally and accepts its Eva Platform, it intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2025.

NOTE 4 – CAPITALIZED WEBSITE AND SOFTWARE DEVELOPMENT COSTS

During the fiscal year ended December 31, 2025, and 2024, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At December 31, 2025, and 2024, there was no gross or unamortized balance of capitalized software costs.

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

The Company purchased net furniture valued at $14,919 at the end of the fiscal year 2025. As the Company has not placed the furniture into service, there is no depreciation expense for the fiscal year ended December 31, 2025.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

As of September 28, 2021, the Company’s new corporate address was 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitling the Company to use the office and conference space on a need-only basis. The new lease is $291 per month, which is included in the general and administrative expenses. For the fiscal year that ended December 31, 2025, and 2024, the office’s rent payment was $3,492, and $2,748 was included in the general and administrative expenses.

Employment Agreement

Boulette Employment Agreement. On May 31, 2025, the Company entered into an Employment Agreement with David Boulette (the “Boulette Employment Agreement”), appointing Boulette as Chief Executive Officer. The Boulette Employment Agreement has no fixed term and continues until terminated by either party in accordance with its provisions. Under the Boulette Employment Agreement, Boulette is entitled to:

Base Salary: An annual base salary of $552,000 ($46,000 monthly), payable in accordance with the Company’s regular payroll schedule.

Performance Bonus: An annual performance bonus equivalent to 5% of the Company’s net profits before taxes, as determined by the Board of Directors based on the Company’s audited financial statements for the preceding fiscal year.

Equity Compensation: Pursuant to the Executive Stock Options Plan dated May 31, 2025, Boulette was granted 20,000,000 stock options to acquire shares of the Company’s common stock at an exercise price of $0.10 per share. No options vest prior to January 1, 2026 (the “Cliff Vesting Date”). On the Cliff Vesting Date, 20% of the options (4,000,000 shares) vest, with an additional 20% vesting on each of the following four anniversaries of the grant date (May 31, 2026 through May 31, 2029), subject to continued employment. Any unvested options are forfeited upon termination prior to the Cliff Vesting Date. In the event of a Change in Control, all unvested options become fully vested and immediately exercisable. As of December 31, 2025, no options had vested and no stock-based compensation expense was recognized during the fiscal year ended December 31, 2025. The Company will begin recognizing stock-based compensation expense over the requisite service period beginning in fiscal 2026 upon the initial vesting of the options.

Benefits and Expenses: Boulette is entitled to participate in the Company’s employee benefit programs, including health insurance and retirement plans. The Company reimburses all reasonable and documented business expenses.

Termination Provisions: The Company may terminate Boulette’s employment for Cause (defined as gross negligence, willful misconduct, conviction of a felony involving fraud or dishonesty, or violation of material Company policies). The Company may also terminate without Cause upon written notice, in which case Boulette is entitled to the base salary for the remainder of the term or six months’ severance, whichever is greater. Boulette may resign upon written notice, forfeiting any unpaid bonus or unvested equity compensation.

Indemnification: The Company agreed to indemnify Boulette to the fullest extent permitted under applicable law for claims arising from the performance of his duties, except in cases of gross negligence or willful misconduct.

The Boulette Employment Agreement is filed herein as Exhibit 10.3.

Firoz Employment Agreement. The Company entered into an Employment Agreement with Imran Firoz on September 22, 2025 (the “Firoz Employment Agreement”), for the employment of Firoz as the Company’s interim Chief Financial Officer. The initial term is three months, and after the passage of six months, the Agreement automatically renews unless terminated by either party on 30 days’ written notice. Firoz’s monthly salary is $10,500. Performance-based bonus and equity-based compensation are to be determined by the Board of Directors. The Firoz Employment Agreement is filed herein as Exhibit 10.11.

Independent Director Compensation. The Company intends to recognize $12,500 in director’s compensation expense for Mr. Ali Shadman and Mr. Rizvan Jamal, effective July 1, 2025. The independent director’s agreement includes confidentiality obligations and provides for indemnification to the fullest extent permitted under applicable law.

Financial Advisory Agreement — Maxim Group LLC

On June 12, 2024, the Company entered into a financial advisory and investment banking agreement (the “Maxim Agreement”) with Maxim Group LLC (“Maxim”), a FINRA-member broker-dealer, pursuant to which Maxim serves as the Company’s financial advisor and investment banker. Under the Maxim Agreement, Maxim provides advisory services including assistance with the Company’s planned listing on a national securities exchange, preparation of marketing materials and investor presentations, broadening the Company’s shareholder base, advising on potential financing alternatives, and strategic introductions.

As partial consideration for Maxim’s services, the Company issued 187,500 shares of Common Stock (on a post-reverse-split basis) to Maxim or its designees upon execution of the Maxim Agreement. The shares were valued at $12.04 per share (post-reverse-split) based on the closing market price on the grant date, for an aggregate fair value of $2,257,000. The shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and carry unlimited piggyback registration rights and the same rights afforded other holders of the Company’s Common Stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

Under the Maxim Agreement, the Company is further obligated to issue 250,000 shares of Common Stock (on a post-reverse-split basis) to Maxim upon the Company’s listing on a national securities exchange.

The Maxim Agreement is governed by the laws of New York, and disputes are subject to binding arbitration before the American Arbitration Association in New York City.

The material fee provisions of the Maxim Agreement are as follows:

Term	Description
Financing Fee	7% cash fee on capital raised, plus warrants for 7% of shares underlying securities issued, exercisable at 125% of the offering price, with a 5-year term
Transaction Fee	3% of the total consideration in any merger, acquisition, joint venture, or similar transaction
Right of First Refusal	12 months post-termination: right to serve as sole book-running manager for any public offering or private placement
Fee Tail	9 months post-termination: financing/transaction fees payable on parties introduced by Maxim
Indemnification	The Company indemnifies Maxim and related parties against losses, except for gross negligence or willful misconduct
Termination	Either party may terminate upon 5 days’ written notice after the 6-month anniversary; Company may terminate for Cause

CEO Stock Options

As discussed above under the Boulette Employment Agreement, on May 31, 2025, the Company granted Mr. Boulette 20,000,000 stock options at an exercise price of $0.10 per share. The following table summarizes the material terms of the stock option grant:

Feature	Detail
Options Granted	20,000,000
Exercise Price	$0.10 per share
Grant Date	May 31, 2025
Cliff Vesting Date	January 1, 2026 (20% of options vest)
Subsequent Vesting	20% annually on May 31, 2026 through May 31, 2029
Full Vesting	May 31, 2029 (subject to continued employment)
Change in Control	All unvested options fully vest and become exercisable
Anti-Dilution	Exercise price and share count remain fixed regardless of stock splits or corporate events
Transferability	Non-transferable except by will or laws of descent

As of December 31, 2025, no options had vested, and no stock-based compensation expense was recognized. As of December 31, 2025, Mr. Boulette had not exercised any options. The Company will recognize compensation expense under ASC 718 beginning in fiscal 2026 based on the grant-date fair value of the options using an appropriate option pricing model. The assumptions and resulting fair value per option will be disclosed in the period in which expense recognition commences.

Pending Litigation

Management is unaware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting the assets or affiliates of the Company.

NOTE 7 – DEBT FINANCING

2025 Promissory notes

Promissory Notes with 1800 Diagonal Lending LLC

The Company entered into five separate Securities Purchase Agreements with 1800 Diagonal Lending LLC, issuing promissory notes with an aggregate principal of $848,685 for aggregate purchase prices of $735,000 ($700,000 net of $35,000 in legal and due diligence fees). The notes bear one-time interest charges ranging from 12% to 13%, mature between January 2026 and August 2026, and carry default interest of 22% per annum. The notes are repayable in either five or ten installments, depending on the note, and are convertible into shares of Common Stock only upon an Event of Default at a conversion price equal to 65% of the lowest trading price during the ten trading days prior to conversion, representing a 35% discount to market. As of December 31, 2025, one of the five Diagonal notes (Notes #1) was fully repaid through scheduled installment payments during 2025. Diagonal note#2 was substantially repaid with remaining balances of $57,582 converted into shares of Common Stock in late January 2026. The remaining three notes (Notes #3, #4, and #5, with aggregate principal of $556,369) were outstanding with full principal balances as of December 31, 2025, as their first installment payments were not yet due. The outstanding balance of Diagonal notes (Notes #2, #3, #4, and #5) was $613,951 as of December 31, 2025.

1800 Diagonal Lending LLC Promissory Note (Diagonal#1), March 12, 2025

On March 12, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $120,455 in exchange for a purchase price of $107,000, reflecting an original issue discount of $13,455. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of twelve percent (12%), or $14,454, applied to the principal on the issuance date, resulting in a total repayment obligation of $134,909. The Note matures on January 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in ten (10) equal installments of $13,490.90 each, with the first payment due on April 30, 2025, and nine subsequent monthly payments due on the 30th day of each month thereafter through the maturity date. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 34.91% of the net cash proceeds received.

In connection with the Note, we have reserved 186,715 shares of Common Stock with our transfer agent, Issuer Direct Corporation, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

There is no balance due remaining under this Note. The Company paid off the note in December 2025.

The Diagonal Note#1 is filed herein as Exhibit 4.1.

NOTE 7 – DEBT FINANCING (continued)

1800 Diagonal Lending LLC Promissory Note (Diagonal#2), May 28, 2025

On May 28, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $151,800 in exchange for a purchase price of $132,000, reflecting an original issue discount of $19,800. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of thirteen percent (13%), or $19,734, applied to the principal on the issuance date, resulting in a total repayment obligation of $171,534. The Note matures on March 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in ten (10) equal installments of $17,153.40 each, with the first payment due on June 30, 2025, and nine subsequent monthly payments due on the 30th day of each month thereafter through the maturity date. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 37.23% of the net cash proceeds received.

In connection with the Note, we have reserved 543,112 shares of Common Stock with our transfer agent, Issuer Direct Corporation, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

On January 29, 2026, Holder submitted a notice of conversion of the Company for the conversion of $52,960 or 16,263 shares valued at $3.2565 due under the Note for the 144 Shares. There is no balance due remaining under this Note after this Conversion.

The Diagonal Note#2 is filed herein as Exhibit 4.2.

1800 Diagonal Lending LLC Promissory Note (Diagonal #3), July 25, 2025

On July 25, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $240,120 in exchange for a purchase price of $207,000, reflecting an original issue discount of $33,120. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of twelve percent (12%), or $28,814, applied to the principal on the issuance date, resulting in a total repayment obligation of $268,934. The Note matures on May 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in five (5) installments as follows: $134,467 due on January 30, 2026; $33,616.75 due on February 28, 2026; $33,616.75 due on March 30, 2026; $33,616.75 due on April 30, 2026; and May 30, 2026. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 34.47% of the net cash proceeds received.

In connection with the Note, we have reserved 757,775 shares of Common Stock with our transfer agent, Issuer Direct Corporation, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

On January 28, 2026, Holder submitted a notice of conversion of the Company for the conversion of $270,434 or 83,044 shares valued at $3.2565 due under the Note for the 144 Shares. There is no balance due remaining under this Note after this Conversion.

The Diagonal Note#3 is filed herein as Exhibit 4.3.

NOTE 7 – DEBT FINANCING (continued)

1800 Diagonal Lending LLC Promissory Note (Diagonal #4), September 23, 2025

On September 23, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $155,760 in exchange for a purchase price of $132,000, reflecting an original issue discount of $23,760. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of twelve percent (12%), or $18,691, applied to the principal on the issuance date, resulting in a total repayment obligation of $174,451. The Note matures on July 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in five (5) installments as follows: $87,225.50 due on March 30, 2026; $21,806.38 due on April 30, 2026, May 30, 2026, and June 30, 2026; and $21,806.36 due on July 30, 2026. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 39.56% of the net cash proceeds received.

In connection with the Note, we have reserved 255,606 shares of Common Stock with our transfer agent, Issuer Direct Corporation, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

The total principal balance outstanding as of the date of the Annual Report is $155,760.

The Diagonal Note#4 is filed herein as Exhibit 4.4.

1800 Diagonal Lending LLC Promissory Note (Diagonal #5), November 14, 2025

On November 14, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $180,550 in exchange for a purchase price of $157,000, reflecting an original issue discount of $23,550. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of thirteen percent (13%), or $23,471, applied to the principal on the issuance date, resulting in a total repayment obligation of $204,021. The Note matures on August 15, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in nine (9) equal installments of $22,669 each, with the first payment due on December 15, 2025, and eight subsequent monthly payments due on the 15th day of each month thereafter through the maturity date. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 36.01% of the net cash proceeds received.

In connection with the Note, we have reserved 311,226 shares of Common Stock with our transfer agent, Equiniti Trust Company LLC, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

The total principal balance outstanding as of the date of the Annual Report is $180,550.

The Diagonal Note#5 is filed herein as Exhibit 4.5.

NOTE 7 – DEBT FINANCING (continued)

Promissory Notes with Boot Capital LLC

The Company entered into two Securities Purchase Agreements with Boot Capital LLC, issuing promissory notes with an aggregate principal of $229,455 for aggregate purchase prices of $200,000. The notes bear a one-time interest charge of 12%, mature between January and May 2026, and contain conversion and default provisions substantially similar to the Diagonal notes. Boot Note #1 was substantially repaid through installment payments during 2025, with the final installment converted in January 2026. Boot Note #2 had no installment payments due prior to January 30, 2026, and was converted in full in late January 2026. The outstanding balance of Boot notes (Notes #1 and #2) was $161,379 as of December 31, 2025.

Boot Capital LLC Promissory Note (Boot#1), March 12, 2025

On March 12, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Boot Capital LLC, a Delaware limited liability company (“Boot Capital” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $113,455 in exchange for a purchase price of $100,000, reflecting an original issue discount of $13,455. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of twelve percent (12%), or $13,614, applied to the principal on the issuance date, resulting in a total repayment obligation of $127,069. The Note matures on January 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in ten (10) equal installments of $12,706.90 each, with the first payment due on April 30, 2025, and nine subsequent monthly payments due on the 30th day of each month thereafter through the maturity date. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 27.07% of the cash proceeds received.

In connection with the Note, we have reserved 175,865 shares of Common Stock with our transfer agent, Issuer Direct Corporation, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

On January 30, 2026, Holder submitted a notice of conversion of the Company for the conversion of $12,707 or 3,902 shares valued at $3.2565 due under the Note for the 144 Shares. There is no balance due remaining under this Note after this Conversion.

The Boot Capital Note#1 is filed herein as Exhibit 4.6.

Boot Capital LLC Promissory Note (Boot#2), July 25, 2025

On July 25, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Boot Capital LLC, a Delaware limited liability company (“Boot Capital” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $116,000 in exchange for a purchase price of $100,000, reflecting an original issue discount of $16,000. The net proceeds from this transaction are being used for general working capital purposes.

The Note bears a one-time interest charge of twelve percent (12%), or $13,920, applied to the principal on the issuance date, resulting in a total repayment obligation of $129,920. The Note matures on May 30, 2026. Any amount of principal or interest not paid when due bears default interest at the rate of twenty-two percent (22%) per annum from the due date until paid. The total repayment obligation is payable in five (5) installments as follows: $64,960 due on January 30, 2026; $16,240 due on February 28, 2026; $16,240 due on March 30, 2026; $16,240 due on April 30, 2026; and May 30, 2026. The Company has a five-day grace period with respect to each payment, and a missed payment constitutes an Event of Default under the Note. The effective cost of this financing to the Company is approximately 29.92% of the cash proceeds received.

NOTE 7 – DEBT FINANCING (continued)

In connection with the Note, we have reserved 366,074 shares of Common Stock with our transfer agent, Issuer Direct Corporation, for potential issuance upon conversion. We are required to maintain a reserve of four times the number of shares actually issuable upon full conversion of the Note at the then-current conversion price. Failure to maintain the required reserve constitutes an Event of Default. As of the date of the Purchase Agreement, we had 300,000,000 authorized shares of Common Stock, of which 31,342,285 shares were issued and outstanding.

On January 28, 2026, Holder submitted a notice of conversion of the Company for the conversion of $129,920 or 39,895 shares valued at $3.2565 due under the Note for the 144 Shares. There is no balance due remaining under this Note after this Conversion.

The Boot Capital Note#2 is filed herein as Exhibit 4.7.

General Terms of Diagonal and Boot Notes:

The Company has the right to prepay the Note in full at any time with no prepayment penalty. In addition, the Note provides for discounted prepayment during the first 180 days following issuance. During the first 60 days, the Company may prepay at 97% of the outstanding principal and accrued interest, and from day 61 through day 180, at 98%. The Company must provide no more than three (3) Trading Days’ prior written notice to the Holder to exercise the prepayment option.

The Note is convertible into shares of our common stock, par value $0.0001 per share (“Common Stock”), only upon the occurrence and during the continuation of an Event of Default. No conversion right exists absent a default. Upon an Event of Default, the Holder may convert all or any portion of the outstanding and unpaid balance of the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to 65% of the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the conversion date, representing a 35% discount to market. The conversion amount may include, at the Holder’s option, the principal amount being converted, accrued and unpaid interest, any default interest, and any other amounts owed under the Note.

The Holder is subject to a non-waivable beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Upon receipt of a notice of conversion, the Company must issue and deliver shares within three (3) business days. Failure to deliver within this deadline subjects the Company to a penalty of $2,000 per day. The Company participates in the Depository Trust Company’s Fast Automated Securities Transfer program and shall use its best efforts to facilitate electronic transfer via the Deposit and Withdrawal at Custodian system.

Promissory Note with an Individual

On December 10, 2025, we entered into a Convertible Promissory Note Agreement (the “Agreement”) with an individual (“Lender”), pursuant to which we issued a convertible promissory note (the “Note”) in the principal amount of $110,000 in exchange for a funding amount of $100,000, reflecting an original issue discount of $10,000, or ten percent (10%) of the principal amount. The net proceeds from this transaction are being used for general corporate purposes.

The outstanding principal bears simple interest at the rate of ten percent (10%) per annum, calculated based on a 365-day year. Based on the one-year term, the total interest accruing through maturity is $11,000, resulting in a total amount due at maturity of $121,000. The Note matures on December 10, 2026. Unless earlier converted or prepaid, all outstanding principal and accrued interest shall be due and payable in full on the maturity date. The Note does not provide for periodic instalment payments; the entire balance is payable as a single lump sum at maturity. The effective cost of this financing to the Company is approximately 21.00% of the cash proceeds received, inclusive of the original issue discount and one year of accrued interest.

The Lender Note is filed herein as Exhibit 4.8.

NOTE 7 – DEBT FINANCING (continued)

Convertible Notes from Individual Investors

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

Term Loan

In June 2024, the Company secured financing of a $500,000 note from an investor. As of the reporting date, $500,000 of this amount has been received. The note carries a term of thirty-three months and accrues interest at a rate of 6.00%. The Company paid back $100,000 in fiscal 2024 and $300,000 in fiscal 2025; as a result, the current outstanding principal balance is $100,000.

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

2024 Recent Sales of Unregistered Securities

The Company entered into a financial advisory and investment banking agreement (the “Maxim Agreement”) with Maxim Group LLC (“Maxim”), a FINRA-member broker-dealer, pursuant to which Maxim serves as the Company’s financial advisor and investment banker in connection with, among other things, the Company’s planned listing on the Nasdaq Capital Market and related capital markets activities. In July 2024, the Company issued 187,500 shares (post-reverse) to Maxim valued at $2,257,000. The shares carry unlimited piggyback registration rights and the same rights afforded to other holders of the Company’s Common Stock. Prior to the time at which Maxim may sell such shares under Rule 144, the shares are subject to restrictions on resale. Under the Maxim Agreement, the Company is further obligated to issue 250,000 shares post-reverse-split of Common Stock to Maxim upon the Company’s listing on a national securities exchange.

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

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

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

Information About the Warrants Outstanding During Fiscal 2024 Follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2025	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable At December 30, 2024	Expiration Date
-	$-		-	-	-	-	December 2025

The exercise price and the number of shares of Common Stock or other securities issuable on the exercise of the Warrants are subject to adjustment in certain circumstances, including stock dividends, recapitalizations, reorganizations, mergers, or consolidations of the Company. However, no Warrant is subject to adjustment for issuances of Common Stock at a price below the exercise price of that Warrant.

NOTE 10 – INCOME TAXES

The Company has calculated income taxes using the asset and liability method of accounting. We have computed deferred income taxes by multiplying statutory rates applicable to estimated future-year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The income tax provision is summarized as follows:

	2025	2024
Federal corporate income tax rate	21%	21%
State corporate income tax rate	0%	0%
Total corporate income tax rate	21%	21%

	Deferred Tax Assets/Liability
Income Tax	December 31, 2025		December 31, 2024
	Book value	Tax value	Book value	Tax value
Income (Loss) per Books
M-1 Differences:	8,127,313	1,706,736	(3,753,268)	(788,186)
Stock/options issued for services	-	-	5,561,500	1,167,915
Depreciation and amortization	98,395	20,663	-	-
Tax income (loss)	8,225,708	1,727,399	1,808,232	379,729

Prior Year NOL (excluding state tax)	(6,157,239)	(1,293,020)	(7,965,471)	(1,672,749)
Cumulative NOL	2,068,469	434,379	(6,157,239)	(1,293,020)

	December 31, 2025	December 31, 2024
Net operating loss carryforwards	(434,379)	1,293,020
Stock/options issued for services	-	1,167,915
Depreciation and amortization	20,663	-
Valuation allowance	(413,716)	(2,460,935)
Total	-	-

Tax at the statutory rate (21%)	1,706,736	(788,186)
State tax benefit, net of federal tax effect	-	-
Change in the valuation allowance.	(1,706,736)	788,186
Total	-	-

For the fiscal year ended December 31, 2025, and 2024, the Company had cumulative net income and net losses of $8,127,313 and $3,753,268, respectively, available for carryforward to offset future taxable income, which begins to expire in 2035. The Company has determined to provide full valuation allowances for our net deferred tax assets at the end of 2023 and 2022, including NOL carryforwards generated during the years. Based on its evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income, it would enable us to realize our deferred tax assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that we may not be able to realize some portion or all of the deferred tax assets. The ultimate realization of the deferred tax assets depends on generating future taxable income when those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable at December 31, 2025. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at December 31, 2025. The net change in the total valuation allowance for the 12 months ended December 31, 2025, increased by $2,874,651 to $413,716. At December 31, 2025, and 2024, we had federal and state net operating loss carryforwards of approximately $434,379 and $1,293,020, respectively, expiring beginning in 2037 for the federal and 2037 for the state.

For the years ended December 31, 2025, and 2024, the Company analyzed its ASC 740 position and did not identify any uncertain tax positions defined under ASC 740. Should this position be determined in the future and the Company owes interest and penalties because of this, these would be recognized as interest expense and other expenses, respectively, in the consolidated financial statements.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States federal returns for 2025 and 2024 have been submitted and accepted by the United States Internal Revenue Service. The Company was not subject to tax examination by authorities in the United States before 2015. The Nevada State tax returns for 2025 and 2024 have been submitted and accepted by the Nevada State Franchise Tax Board. Currently, the Company does not have any ongoing tax examinations.

The Company has no foreign tax expenses and liabilities as of December 31, 2025, and 2024.

NOTE 11 – OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 12 – SUBSEQUENT EVENTS

On February 9, 2026, the Company decided to withdraw the Form S-1 Registration Statement.

1800 Diagonal Lending LLC Promissory Note (Diagonal#2), May 28, 2025

On January 29, 2026, Holder submitted a notice of conversion of the Company for the conversion of $52,960 or 16,263 shares valued at $3.2565 due under the Note for the 144 Shares. There is no balance due remaining under this Note after this Conversion.

1800 Diagonal Lending LLC Promissory Note (Diagonal #3), July 25, 2025

On January 28, 2026, Holder submitted a notice of conversion of the Company for the conversion of $270,434 or 83,044 shares valued at $3.2565 due under the Note for the 144 Shares. There is no balance due remaining under this Note after this Conversion.

Boot Capital LLC Promissory Note (Boot#1), March 12, 2025

On January 30, 2026, Holder submitted a notice of conversion of the Company for the conversion of $12,707 or 3,902 shares valued at $3.2565 due under the Note for the 144 Shares. There is no balance due remaining under this Note after this Conversion.

Boot Capital LLC Promissory Note (Boot#2), July 25, 2025

On January 28, 2026, Holder submitted a notice of conversion of the Company for the conversion of $129,920 or 39,895 shares valued at $3.2565 due under the Note for the 144 Shares. There is no balance due remaining under this Note after this Conversion.

Nasdaq Uplist

On January 28, 2026, after obtaining the required Nasdaq approval, our common stock started to trade on Nasdaq under the symbol “GOAI”.

Additionally, upon the Company’s listing on Nasdaq, the Company became obligated to issue 250,000 shares of Common Stock to Maxim pursuant to the Maxim Agreement. These shares were valued at $7.62 per share based on the closing price on the listing date, for an aggregate fair value of $1,905,000.

1800 Diagonal Lending LLC Promissory Note (Diagonal #7), January 28, 2026

On January 28, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $421,260 in exchange for a purchase price of $357,000, reflecting an original issue discount of $64,260. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

Boot Capital LLC Promissory Note (Boot#4), January 28, 2026

On January 28, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Boot Capital LLC, a Delaware limited liability company (“Boot Capital” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $177,000 in exchange for a purchase price of $150,000, reflecting an original issue discount of $27,000. The net proceeds from this transaction are being used for general working capital purposes.

Boot Capital LLC Promissory Note (Boot#3), January 14, 2026

On January 14, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Boot Capital LLC, a Delaware limited liability company (“Boot Capital” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $57,500 in exchange for a purchase price of $50,000, reflecting an original issue discount of $7,500. The net proceeds from this transaction are being used for general working capital purposes.

1800 Diagonal Lending LLC Promissory Note (Diagonal #6), January 14, 2026

On January 14, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal” or the “Holder”), pursuant to which we issued a promissory note (the “Note”) in the aggregate principal amount of $123,050 in exchange for a purchase price of $107,000, reflecting an original issue discount of $16,050. The Company’s obligation under the Purchase Agreement with respect to transaction expenses was $7,000 for the Buyer’s legal fees and due diligence fee. The net proceeds from this transaction are being used for general working capital purposes.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Item

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed on January 27, 2026).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A, filed on January 27, 2026).

3.3	By-Laws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A, filed on January 27, 2026).

3.4	Certificate of Amendment to Bylaws (Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A, filed on January 27, 2026)

4.1*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#1, March 12, 2025)

4.2*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#2, May 28, 2025)

4.3*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#3, July 25 12, 2025)

4.4*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#4, September 23, 2025)

4.5*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#5, November 14, 2025)

4.6*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#6, January 14, 2026)
4.7*	Promissory Note between the Company and 1800 Diagonal Lending LLC (#7, January 28, 2026)

4.8*	Promissory Note between the Company and Boot Capital LLC (#1, March 12, 2025)

4.9*	Promissory Note between the Company and Boot Capital LLC (#2, July 25, 2025)

4.10*	Promissory Note between the Company and Boot Capital LLC (#3, January 14, 2026)

4.11*	Promissory Note between the Company and Boot Capital LLC (#4, January 28, 2026)

4.12*	Promissory Note between the Company and the Investor (December 10, 2025)

4.13	Form of Initial Note (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Current Report on Form 8-K, filed on February 24, 2026)

4.14*	Description of Securities

10.1	Sales Purchase Agreement between the Company and EvaMedia Corp. dated September 28, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed on July 7, 2023)

10.2	Debt Settlement Agreement between the Company and Terry Fields dated September 28 2021 Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed on July 7, 2023)

10.3	Employment Agreement with David Boulette dated May 31, 2025 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, filed on June 5, 2025)

10.4	Independent Director Agreement with Ali Shadman dated June 2, 2025 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, filed on June 5, 2025)

10.5*	Independent Director Agreement with Rizvan Jamal

10.6*	Securities Purchase Agreement between the Company and Boot Capital LLC dated July 25, 2025

10.7*	Securities Purchase Agreement between the Company and 1800 Diagonal Lending LLC dated July 25, 2025

10.8*	Media Buying Agreement between the Company and Brightcast LLC dated May 5, 2022

10.9*	Marketing Agreement between Registrant and TechAds Media Ltd dated September 1, 2020

10.10*	Form of Warrant Agency Agreement

10.11*	Employment Agreement with Imran Firoz dated September 22, 2025.

10.12*	Securities Purchase Agreement between the Company and 1800 Diagonal Lending LLC dated September 23, 2025

10.13	Securities Purchase Agreement, dated February 24, 2026 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, filed on February 24, 2026)

10.14	Security Agreement, dated February 24, 2026 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, filed on February 24, 2026)

14.1*	Code of Ethics

16.1	Letter from Olayinka Oyebola & Co., dated April 3, 2025 (Incorporated by reference to Exhibit 16.1 to the Registrant’s Registration Current Report on Form 8-K, filed on April 4, 2025)

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation recovery (clawback) policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

49