Form 10-Q
period 2026-03-31
Eva Live Inc
filed 2026-05-15
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The Plaza,1800 Century Park East, Suite 600,

Los Angeles, CA 90067

Tel: (310) 229-5981

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	GOAI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on May 13, 2026, was 36,535,389.

EVA LIVE INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026

i

Item 1. Financial Statements

Index to Consolidated Financial Statements

Pages

Consolidated Balance Sheet as of March 31, 2026 (Unaudited) and December 31, 2025 (Audited)	F-2

Consolidated Statement of Operations for the three months ended March 31, 2026 (Unaudited), and March 31, 2025 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2026 (Unaudited), and March 31, 2025 (Unaudited, Restated)	F-4

Consolidated Statement of Cash Flows for the three months ended March 31, 2026 (Unaudited) and March 31, 2025 (Unaudited)	F-5

Notes to the Consolidated Financial Statements	F-6

EVA LIVE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets:
Current assets
Cash	$5,769,269	$202,524
Accounts receivable, net of allowance for doubtful accounts of $1,379,519 and $1,379,519, respectively	18,436,030	16,006,624
Marketable securities	360,900	-
Original issuance discount, net	118,166	73,482
Deferred financing costs, net	18,277	18,044
Other assets	269	269
Total current assets	$24,702,911	$16,300,943
Furniture, fixtures, and equipment	14,670	14,919
Total assets	$24,717,581	$16,315,862
Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	2,982,974	2,933,844
Accrued expenses	2,376,260	2,633,885
Convertible promissory notes	1,084,493	985,330
Accrued interest	51,801	68,601
Deferred revenue	549,803	-
Total current liabilities	$7,045,331	$6,621,660
Senior secured convertible promissory note, face value	7,560,000	-
Less: Unamortized debt discount	(7,163,566)
Convertible note payable, net of unamortized discount	396,434
Derivative liability	4,923,000	-
Total long-term liabilities	5,319,434	-
Total liabilities	$12,364,765	$6,621,660
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Common stock, par value $0.0001, 300,000,000 shares authorized; 36,535,389 and 31,342,285 shares issued and outstanding, as of March 31, 2026, and December 31, 2025, respectively	3,653	3,134
Deferred stock-based compensation	(2,062,500)	-
Additional paid-in capital	43,318,101	30,033,430
Accumulated deficit	(28,906,438)	(20,342,362)
Total stockholders’ equity (deficit)	$12,352,816	$9,694,202
Total liabilities and stockholders’ deficit:	$24,717,581	$16,315,862

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Sales	3,903,231	3,681,520
Total revenue	$3,903,231	$3,681,520
Operating expenses
General and administrative	9,279,934	377,385
Media traffic purchase	3,729,442	1,300,766
Amortization and depreciation	249	407
Total operating expenses	13,009,625	1,678,558
Operating income (loss)	(9,106,394)	2,002,962
Other income (expense):
Interest expense	(499,082)	(7,268)
Marketable securities loss, unrealized	(140,600)	-
Change in fair value of derivative liability	1,739,000	-
Loss on settlement of payable	(310,000)	-
Loss on issuance of senior secured convertible promissory note	(247,000)	-
Total other income (expense)	542,318	(7,268)
Income (loss) before provision for income taxes	(8,564,076)	1,995,694
Provision (benefit) for income taxes	-	-
Net income (loss)	$(8,564,076)	$1,995,694
Net loss per common share, basic and diluted	(0.24)	0.06
Weighted average number of common shares outstanding basic and diluted	36,015,045	31,342,285

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total Equity
Balance — December 31, 2024	31,342,285	3,134	30,033,430	-	(28,469,675)	1,566,889
Net income	-	-	-	-	1,995,694	1,995,694
Balance — March 31, 2025	31,342,285	3,134	30,033,430	-	(26,473,981)	3,562,583
Balance — December 31, 2025	31,342,285	3,134	30,033,430	-	(20,342,362)	9,694,202
Shares issued for services, consultant, valued at $7.50 per share	300,000	30	2,249,970	(2,062,500)	-	187,500
Stock-based compensation — CEO option exercise valued at $0.10 per share	4,000,000	400	399,600	-	-	400,000
Increase in APIC for officer’s stock-based compensation	-	-	7,611,669	-	-	7,611,669
Shares issued for note settlement valued at $3.26 per share	143,104	14	466,007	-	-	466,021
Shares issued for accounts payable settlement valued at $3.10 per share	500,000	50	1,549,950	-	-	1,550,000
Shares issued for advisory services, underwriter, valued at $4.03 per share	250,000	25	1,007,475	-	-	1,007,500
Net loss	-	-	-	-	(8,564,076)	(8,564,076)
Balance — March 31, 2026	36,535,389	3,653	43,318,101	(2,062,500)	(28,906,438)	12,352,816

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Cash Flows from operating activities:
Net loss	$(8,564,076)	$1,995,694
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	249	407
Shares issued for services	3,257,500	-
Deferred stock based compensation	(2,062,500)	-
Stock-based compensation	8,011,669	-
Issuance of stock for settlement of payable	1,550,000	-
Amortization of deferred financing costs	(233)	(7,000)
Loss on issuance of convertible note	247,000)	-
Change in fair value of derivative liability	(1,739,000)	-
Unrealized loss on marketable securities	140,600	-
Amortization of debt discount and accrued interest, convertible note	396,434	-
Change in deferred discount on notes payable, net	129,246	-
Changes in operating assets and liabilities:
Accounts receivable	(2,429,406)	(1,959,417)
Accounts payable and accrued liabilities	49,130	99,500
Accrued expenses	(257,625)	-
Accrued interest	(16,800)	7,268
Deferred revenue	48,303	-
Original issuance discount	(44,684)	(26,910)
Net Cash used in operating activities	$(1,284,193)	$109,542
Cash flow from investing activities:
Fixed assets	-	(3,230)
Net Cash provided by investing activities	$-	$(3,230)
Cash flow from financing activities:
Proceeds from issuance of senior convertible promissory note	7,560,000	-
Less closing costs	(585,000)	-
Convertible note original issue discount (OID)	(560,000)	-
Proceeds from notes payable	650,000	133,910
Gross payments for convertible promissory note	(214,062)	-
Net Cash Provided by financing activities	$6,850,938	$133,910
Net change in Cash and cash equivalents for the year	5,566,745	240,222
Cash and cash equivalents at the beginning of the year	202,524	76,356
Cash and cash equivalents at the end of the year	$5,769,269	$316,578
Supplemental cash flow information:
Non-cash investing and financing activities:
Initial recognition of derivative liability — convertible note bifurcation	6,415,000	-
Marketable securities received as non-cash consideration for marketing services contracts	501,500	-
Shares issued for settlement of convertible promissory notes	466,021	-
Shares issued for settlement of accounts payable (Hottest Media)	1,550,000	-
Shares issued for consulting and advisory services	3,657,500	-
Non-cash investing and financing activities:		-
Cash paid for income taxes	-	-
Cash paid for interest	16,189	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

NATURE OF OPERATIONS

The Company

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

On September 9, 2021, the Company completed a reverse split in the amount of 1-for-150, changed the Company’s name to Eva Live Inc., changed the Company’s trading symbol from “MLWN” to “GOAI,” and executed an Acquisition Agreement resulting in a change of control of the Company . On September 10, 2021, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name from “Malwin Ventures, Inc.” to “Eva Live, Inc.” and a change in the Company’s ticker symbol from “MLWN” to the new trading symbol “GOAI”. Trading under the new ticker symbol began at market opening on July 11, 2021.

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

Corporate Information

The Company’s principal office is The Plaza, 1800 Century Park East, Suite 600. Our telephone number is (310) 229-5981, and our corporate website is www.eva.live.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include the allowance for doubtful accounts, the grant-date fair value of share-based compensation awards, the fair value of the compound embedded derivative associated with the Streeterville convertible note, the fair value of equity securities received as non-cash consideration, the recoverability of long-lived assets, and the realizability of deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include Cash on hand, deposits at banking institutions, and all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash balances of $5,769,269 and $202,524 as of March 31, 2026, and December 31, 2025, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company evaluates its arrangements with customers to determine whether it acts as a principal or agent in the transaction, which affects whether revenue is reported on a gross or net basis. This determination requires significant judgment, particularly with respect to the Company’s media buying activities, where the Company assesses whether it controls the advertising inventory before it is transferred to the customer. We intend to disaggregate revenue into categories to provide useful information to the users of financial statements about nature, amount, timing, and uncertainty of revenue and cash flows. As our customer base expands or we start licensing our platform to third parties or our customers, we intend to divide our revenues into two categories:

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

During the three months ended March 31, 2026, the Company commenced two new marketing service contracts with non-affiliated counterparties, each of which involves both cash consideration and non-cash consideration in the form of restricted shares of the customer’s common stock. Revenue under these contracts is recognized over time on a straight-line basis over the contract service period, as the Company’s customers simultaneously receive and consume the benefits of the services as they are performed (single performance obligation satisfied over time under ASC 606-10-25-27). The non-cash consideration is measured at fair value at contract inception per ASC 606-10-32-21 and recorded as a contract liability (deferred revenue) until earned. See Note 4 — Revenue Recognition.

Accounts Receivable

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

The assessment requires significant management judgment, particularly given the Company’s customer concentration, the programmatic advertising industry’s extended payment cycles, and the material proportion of balances aged beyond 90 days. As of March 31, 2026 and December 31, 2025, gross trade accounts receivable totaled $18,436,030 and $16,006,624, respectively, of which approximately 79% was aged over 90 days at each date. Management assessed collectability on a customer-by-customer basis considering the creditworthiness of counterparties (including publicly traded entities subject to SEC reporting), the absence of specific impairment indicators, the zero historical loss rate on the current customer cohort, ongoing service relationships, and subsequent collections evidence, and concluded that no allowance for credit losses was required as of either date. A change in management’s assessment of any of these factors could result in the recognition of a material allowance in future periods.

As of March 31, 2026, and December 31, 2025, management determined that the allowance for doubtful accounts was $1,379,519, respectively. The bad debt expense for the three months ended March 31, 2026, and 2025 was $0 and $0, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Office Lease

Effective May 21, 2020, the Company’s new corporate address was 2029 Century Park East, Suite # 400N, Los Angeles, CA 90067 (“California Lease”). The Company has signed the California Lease on a month-to-month basis, entitling it to use the office and conference space as needed. The new lease is $291 per month and is included in general and administrative expenses. For the three months ended March 31, 2026, and 2025, the office’s rent payment was $873 and $687 in each period and was included in General and Administrative expenses.

Marketable Securities and Equity Securities Received as Non-Cash Consideration

During the three months ended March 31, 2026, the Company received equity securities of two non-affiliate counterparties as non-cash consideration under marketing service agreements (see Note 3 — Revenue Recognition). The Company accounts for these equity securities at fair value with changes in fair value recognized in net income, in accordance with ASC 321, Investments — Equity Securities.

Fair value is determined using the unadjusted quoted market price of the underlying common stock at the contract inception date and at each subsequent reporting date. Six-month Rule 144 holding periods applicable to the underlying securities are holder-specific and do not affect fair value measurement under ASC 820-10-35-6B and ASU 2022-03.

As of March 31, 2026, the carrying amount of equity securities received as non-cash consideration was $360,900, comprising $348,000 attributable to Braiin Limited (“BRAI”) and $12,900 attributable to Jet.AI, Inc. (“JTAI”). For the three months ended March 31, 2026, the Company recognized an aggregate unrealized loss of $140,600 on these securities ($56,000 on BRAI and $84,600 on JTAI), classified within “Marketable Securities loss, unrealized” in the condensed consolidated statement of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with major banking institutions. As of March 31, 2026, the Company had cash balances exceeding the Federal Deposit Insurance Corporation limit. As of March 31, 2026, and December 31, 2025, three customers accounted for approximately 75% and 73% of the Company’s accounts receivable balance, respectively.

Stock-Based Compensation

The Company applies ASC 718, Compensation — Stock Compensation, as amended by ASU 2018-07 (which extended the scope of ASC 718 to share-based payments to non-employees), to account for stock-based compensation. Equity-classified awards are measured at the grant-date fair value of the equity instruments and recognized as expense over the requisite service period.

For options granted, the Company estimates the grant-date fair value using the Black-Scholes-Merton closed-form option-pricing model, with inputs that include the underlying stock price, the exercise price, the expected term, the expected volatility (peer-derived where the Company’s own price history is insufficient or distorted), the risk-free interest rate based on the U.S. Treasury yield curve at the grant date for a maturity equal to the expected term, and an assumed dividend yield of zero.

For the CEO Award (described in Note 8), the requisite service period for the first tranche extended from May 31, 2025 through January 1, 2026. The Company evaluated the attribution of compensation cost over this period and, given the short duration of the service period, the cliff vesting structure, and the fact that the award remained fully forfeitable until the vesting date, recognized the associated compensation cost upon satisfaction of the service condition in the first quarter of 2026. Cumulative compensation cost recognized through the vesting date is mathematically identical to the result that would have been produced under straight-line attribution; the methodologies differ only in inter-period allocation.

For non-employee awards subject to a multi-year service condition, the Company recognizes the grant-date fair value as compensation cost on a straight-line basis over the requisite service period, with forfeitures accounted for as they occur. The unvested portion of share-based awards issued in advance of vesting is presented as common stock payable (a contra-equity caption).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Convertible promissory notes and Embedded Derivatives

The Company accounts for convertible debt instruments under ASC 470-20, Debt — Debt with Conversion and Other Options, and ASC 815-15, Derivatives and Hedging — Embedded Derivatives. For each convertible note, the Company evaluates whether the embedded conversion feature must be bifurcated from the host debt and accounted for separately as a derivative liability. Bifurcation is required where (i) the embedded feature is not clearly and closely related to the host debt; (ii) the hybrid instrument is not measured in its entirety at fair value with changes in fair value reported in earnings; and (iii) a separate instrument with the same terms as the embedded feature would meet the definition of a derivative under ASC 815-10.

Where the conversion feature is contingent solely upon a default or other contingent event that is not deemed probable of occurrence at issuance, the feature is not separated from the host debt and the note is recorded as conventional debt at amortized cost, with original issue discount, deferred financing costs, and one-time interest charges (where applicable) presented as direct deductions from or accretions to the carrying amount of the debt under ASC 835-30 and amortized to interest expense over the contractual term using a straight-line approximation of the effective interest method.

Where the conversion feature is exercisable at the holder’s option and the conversion ratio is variable based on inputs (such as a percentage of the lowest VWAP over a trailing period) that fail the indexation test of ASC 815-40-15-7C, the feature is bifurcated and accounted for as a derivative liability at fair value, with changes in fair value recognized in earnings. The host debt is recorded at residual proceeds after allocation to the derivative; where the derivative fair value exceeds the proceeds available for allocation to the host debt, the excess is recognized as a Day-1 loss in earnings at issuance.

Fair Value Measurements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of March 31, 2026, the Company’s recurring fair value measurements consist of (i) marketable equity securities of $360,900 (Level 1) and (ii) the compound embedded derivative liability of $4,923,000 (Level 3), associated with the Streeterville convertible note (see Note 9).

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) is calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2026 and 2025, the Company had 36,535,389 and 31,342,285 shares of common stock issued and outstanding, respectively. Common stock equivalents (including options to purchase 16,000,000 shares of common stock and outstanding convertible notes) were anti-dilutive for the three months ended March 31, 2026, due to the net loss of $8,564,076 and were therefore excluded from the computation of diluted EPS. For the three months ended March 31, 2025, common stock equivalents were dilutive due to the net income of $1,995,694 and were included in the computation, although their effect was not material.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires expanded disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of this standard on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of additional information about specific expense categories in the notes to financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The Company is evaluating the impact of this standard on its disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC are not, or are not believed by management to be, material to the Company’s present or future consolidated financial statements.

Reclassification — SAB Topic 1.M / SAB Topic 1.N (SAB 99 / SAB 108)

During the three months ending March 31, 2026 close, the Company identified that three monthly installment payments aggregating $38,121 made to Boot Capital LLC during the fourth quarter ended December 31, 2025 in respect of the Boot #1 convertible note had been misclassified by the Company’s bank-feed accounting integration to a cost-of-revenue line item rather than to notes payable principal repayment ($34,037) and non-operating interest expense ($4,084). The misclassification arose from a bank-feed auto-categorization rule and is a classification error rather than a recognition or measurement error: the total cash outflow of $38,121 was correctly recorded in the period the payments were made; only the income-statement and balance-sheet line items were incorrect.

The Company evaluated the misstatement under SEC Staff Accounting Bulletin Topic 1.M (formerly SAB 99) and concluded that the misstatement is immaterial to the fiscal year ended December 31, 2025 financial statements taken as a whole, both quantitatively (representing 0.42% of fiscal year ended December 31, 2025 net income) and qualitatively. The Company has elected to correct the misstatement on an out-of-period basis in three months ending March 31, 2026 in accordance with SAB Topic 1.N (formerly SAB 108), rather than restating the fiscal year ended December 31, 2025 financial statements. The three months ending March 31, 2026 correction reclassified $34,037 from cost of revenue to notes payable principal reduction (with no three months ending March 31, 2026 income-statement impact) and $4,084 from cost of revenue to non-operating interest expense (a $4,084 reduction in operating cost of revenue offset by a $4,084 increase in interest expense, net zero P&L impact for three months ending March 31, 2026).

The Company has identified the root cause as a control deficiency in the bank-feed auto-categorization configuration and has implemented compensating controls in the three months ending March 31, 2026, including manual posting of all financing-related cash outflows, monthly reconciliation of the Master Note Schedule to the general ledger, and updated bank-feed categorization rules to prevent recurrence. The deficiency and remediation are being documented as part of the Company’s ongoing FY2026 internal control over financial reporting evaluation.

Rounding Error

Due to rounding, the numbers presented in the financial statements for the periods ending March 31, 2026, and December 31, 2025, and throughout the report, may not precisely add up to the totals provided, and percentages may not accurately reflect the absolute figures.

NOTE 3 – GOING CONCERN

Basis of Going Concern Evaluation

In accordance with FASB Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, management evaluates at each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Conditions and Events Considered

For the three months ended March 31, 2026, the Company recorded a net loss of $8,564,076 and an operating loss of $9,106,394. Operating activities used cash of $1,284,193 for the period. The Company has incurred recurring net losses, including $3,750,000 and $6,600,000 for the years ended December 31, 2024 and December 31, 2023, respectively, and as of March 31, 2026 the Company had an accumulated deficit of $28,906,438. The operating loss for the three months ended March 31, 2026 included $7,611,669 of non-cash stock-based compensation expense recognized in connection with the vesting of the first tranche of the Chief Executive Officer’s option award; excluding that non-recurring, non-cash item, the Company’s underlying operating loss for the period was approximately $1,494,725.

During the three months ended March 31, 2026, the Company’s media traffic purchase costs increased to approximately 95% of revenue, compared to approximately 41% of revenue for the year ended December 31, 2025. Management considers this elevated cost ratio to be temporary and primarily attributable to a non-recurring shift in campaign mix; however, the increase compressed gross margin during the period and contributed to the operating loss.

On February 26, 2026, the Company issued a Senior Secured Convertible Promissory Note to Streeterville Capital, LLC in the original principal amount of $7,560,000 (the “Streeterville Note”) (see Note 9 — Debt Financing). The Streeterville Note matures on February 26, 2028, which is outside the one-year look-forward period under ASC 205-40, and is convertible at the holder’s election into shares of the Company’s common stock at a conversion price equal to 87% of the lowest daily volume-weighted average price of the common stock during the ten trading-day period preceding the applicable conversion date, subject to a floor price equal to 20% of the Nasdaq Official Closing Price of the common stock on the effective date of the Streeterville Note (the “Floor Price”). Conversions of the Streeterville Note are settled in shares of common stock and do not require cash payment by the Company.

The Streeterville Note also includes a redemption right exercisable by the holder if the Nasdaq Official Closing Price of the Company’s common stock is below the Floor Price for ten consecutive trading days. If exercised, the holder may demand cash redemption of all or a portion of the outstanding balance, in monthly amounts not to exceed the outstanding balance divided by the number of months remaining until the maturity date plus accrued interest, payable within two trading days of the redemption notice. Management considers the likelihood of this contingent redemption right being triggered during the one-year look-forward period to be remote based on recent trading levels of the Company’s common stock; however, the contingent obligation has been considered by management as part of its evaluation under ASC 205-40.

As of March 31, 2026, the Company had cash and cash equivalents of $5,769,269, working capital of $17,657,580, and total stockholders’ equity of $12,352,816. Approximately 79% of the Company’s gross accounts receivable balance of $19,815,549 at March 31, 2026 was outstanding more than 90 days from invoice date, with significant balances concentrated among a limited number of large media-buying counterparties (see Note 2 — Accounts Receivable).

Management has concluded that, considered in the aggregate, the conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued.

NOTE 3 – GOING CONCERN (continued)

Management’s Plans Intended to Alleviate Substantial Doubt

Management has evaluated the conditions and events described above and has identified the following plans, which it believes are probable of being effectively implemented and, if so implemented, are sufficient to alleviate the substantial doubt described above:

(a) Maxim Equity Distribution Agreement (At-the-Market Offering). On April 14, 2026, subsequent to the balance sheet date, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”) providing for the offer and sale, from time to time and at the Company’s discretion, of shares of the Company’s common stock having an aggregate offering price of up to $100,000,000 (see Note 12 — Subsequent Events). Sales of common stock under the Equity Distribution Agreement may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The offering is conducted under the Company’s shelf Registration Statement on Form S-3 (File No. 333-294416), which was declared effective by the Securities and Exchange Commission on March 24, 2026. The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “GOAI” and last reported a sale price of $3.98 per share on April 9, 2026. Maxim is entitled to a fixed commission of 3.0% of the gross sales price of shares sold under the Equity Distribution Agreement. The Equity Distribution Agreement has a term of twelve months from execution. Based on the executed Equity Distribution Agreement, the effective Form S-3 shelf registration statement, the listing of the Company’s common stock on the Nasdaq Capital Market, and recent trading activity, management considers access to capital through this facility, in amounts substantially in excess of the Company’s projected cash needs during the look-forward period, to be probable of being effectively implemented.

(b) Normalization of Media Traffic Purchase Costs. Management expects media traffic purchase costs as a percentage of revenue to revert toward historical levels of approximately 41% to 45% over the next two fiscal quarters as campaign mix normalizes. The expected normalization, if achieved, is anticipated to materially reduce operating losses and improve operating cash flow on a quarterly basis.

(c) Collection of Outstanding Accounts Receivable. Of the Company’s gross accounts receivable balance of $19,815,549 at March 31, 2026, approximately $14,527,198 was outstanding more than 90 days from invoice date. Management is actively engaged with the Company’s largest counterparties regarding the collection of these balances and, based on counterparty confirmations received to date, the Company’s historical collection experience with these counterparties, and the absence of disputes regarding amounts owed, management expects substantially all of these balances to be collected within the look-forward period. Realization of these collections, if and when achieved, would materially augment the Company’s cash position.

(d) Streeterville Note Conversions. Management expects the holder of the Streeterville Note to convert all or a substantial portion of the outstanding balance into shares of the Company’s common stock prior to the February 26, 2028 maturity date. Conversions are settled in shares and do not require cash payment by the Company; to the extent of any such conversions, the Company’s cash obligations on the Streeterville Note are correspondingly reduced.

(e) Reduction of General and Administrative Run-Rate. General and administrative expenses for the three months ended March 31, 2026 increased to $9,279,934 from $377,385 for the comparative period in fiscal 2025, an increase of $8,902,549. Management has identified the following principal drivers of the increase: (i) $7,611,669 of non-cash, non-recurring stock-based compensation expense recognized upon the January 1, 2026 vesting of the first tranche of the CEO Award (no comparable expense in the prior-year quarter; see Note 7 — Stock-Based Compensation); (ii) $187,500 of non-cash stock-based compensation expense recognized in respect of the Global Alliance Consulting Agreement, expected to continue at $62,500 per month over the remaining 33 months of the requisite service period; (iii) $793,837 of incremental cash consulting fees, principally arising from the addition of advisors engaged in connection with the fiscal year ended December 31, 2025 10-K filing, the Streeterville Note placement, and the broader compliance build-out for cross-listing on a national securities exchange; (iv) $341,980 of incremental professional fees, principally legal counsel in connection with the Streeterville Note documentation; and (v) $73,000 of incremental salaries arising from the addition of executive personnel. Management’s plan to reduce the run-rate of cash general and administrative expenses includes: (a) the rollover of the fiscal year ended December 31, 2025 10-K-related professional and consulting fees in subsequent periods (these were one-time engagement costs); (b) the rollover of the Streeterville Note-related professional fees following close of the placement; (c) renegotiation of the consulting fee schedules with the Company’s principal advisors at the natural contract renewal points beginning in the third quarter of fiscal 2026; and (d) consolidation of certain accounting and advisory functions internally as the Company’s permanent Chief Financial Officer is recruited and onboarded. Management projects that cash general and administrative expenses (excluding non-cash stock-based compensation) for the second half of fiscal 2026 will decline by approximately 30% to 40% relative to the cash component recorded in the three months ended March 31, 2026.

Conclusion

Based on its evaluation of the conditions and events described above and the plans described under “Management’s Plans Intended to Alleviate Substantial Doubt”—and in particular the executed Maxim Equity Distribution Agreement and the Company’s effective Form S-3 shelf registration statement, which together provide ready access to capital markets in amounts substantially in excess of the Company’s projected cash needs during the look-forward period—management has concluded that its plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date these unaudited condensed consolidated financial statements are issued. Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

Continued Listing Compliance

The Company’s common stock is listed on the Nasdaq Capital Market and is subject to the continued listing requirements of the Nasdaq Stock Market LLC, including the minimum stockholders’ equity requirement of $2,500,000 set forth in Nasdaq Listing Rule 5550(b)(1). As of March 31, 2026, the Company’s total stockholders’ equity of $12,352,816 exceeded the minimum stockholders’ equity requirement by $9,852,816. Management monitors the Company’s compliance with the continued listing requirements on an ongoing basis and considers the Maxim Equity Distribution Agreement described above to provide a meaningful means by which the Company can supplement stockholders’ equity if and when needed to maintain compliance with Rule 5550(b)(1).

NOTE 4 – REVENUE RECOGNITION

The Company’s revenue for the three months ended March 31, 2026 and 2025 was generated principally from two streams: (i) digital advertising and media-monetization services delivered through the Eva Platform and the Eva XML Platform; and (ii) AI-driven marketing services provided to Nasdaq-listed and non-U.S. listed corporate customers under multi-month agreements that include both cash and non-cash consideration.

Advertising revenue is recognized when the Company satisfies its performance obligations under each insertion order with the customer, generally over the campaign delivery period. Marketing services revenue is recognized over time on a straight-line basis over the contract service period, consistent with the integrated and continuous nature of the services.

Disaggregation of Revenue

The following table disaggregates revenue by service stream:

	Three Months Ended
Revenue stream	March 31, 2026	March 31, 2025
Digital advertising and media monetization	$3,251,534	$3,681,520
Marketing services	651,697	—
Total revenue	$3,903,231	$3,681,520

JTAI Investor Relations Contract

On January 1, 2026, the Company entered into an AI-driven marketing services agreement with Jet.AI, Inc. (“JTAI”), a Nasdaq-listed issuer. The agreement provides for a 91-day service window from January 16, 2026, through April 16, 2026, with cash consideration of $550,000 payable in three monthly tranches and non-cash consideration consisting of 150,000 restricted shares of JTAI common stock received at contract inception. The total transaction price of $647,500 was determined as the sum of cash consideration ($550,000) and the fair value of the JTAI shares at contract inception ($97,500, computed as 150,000 shares × $0.65 closing price on January 1, 2026).

The Company concluded that the contract contains a single performance obligation — the provision of integrated AI-driven marketing services over the contract service period — which is satisfied over time under ASC 606-10-25-27. Revenue is recognized on a straight-line basis at $7,115.38 per day ($647,500 ÷ 91 days). During the three months ended March 31, 2026, the Company recognized $533,654 of revenue from this contract (75 days × $7,115.38), comprising $113,846 for January 16–31, $199,231 for February, and $220,577 for March. The remaining contract liability of approximately $113,846 at March 31, 2026, will be recognized over the period April 1 through April 16, 2026.

During the three months ended March 31, 2026, the Company received cash payments aggregating $550,000 from JTAI: $250,000 on January 14, 2026 (Month 1 fee), $150,000 on February 20, 2026 (Month 2 fee), and $150,000 on February 26, 2026 (Month 3 fee, received in advance).

NOTE 4 – REVENUE RECOGNITION (continued)

Braiin Limited Investor Relations Contract

On March 5, 2026, the Company entered into an AI-driven marketing services agreement with Braiin Limited (“Braiin”), a Western Australia-based issuer trading on Nasdaq under the symbol “BRAI.” The agreement provides for a 9-month service period commencing March 12, 2026 through December 12, 2026 (276 days), with cash consideration of $1,225,000 payable in non-uniform monthly tranches ($150,000 in each of Months 1 and 2; $250,000 in Month 3; $125,000 in each of Months 4–6; and $100,000 in each of Months 7–9) and non-cash consideration consisting of 50,000 restricted shares of Braiin common stock received at contract inception. The total transaction price of $1,629,000 was determined as the sum of cash consideration ($1,225,000) and the fair value of the Braiin shares at contract inception ($404,000, computed as 50,000 shares × $8.08 closing price on March 5, 2026).

The Company concluded that the contract contains a single performance obligation — the provision of integrated AI-driven marketing services over the contract service period — which is satisfied over time under ASC 606-10-25-27. Revenue is recognized on a straight-line basis at $5,902.17 per day ($1,629,000 ÷ 276 days). During the three months ended March 31, 2026, the Company recognized $118,043 of revenue from this contract (20 days × $5,902.17). The remaining contract liability of $435,957 at March 31, 2026, will be recognized over the period April 1, 2026, through December 12, 2026.

During the three months ended March 31, 2026, the Company received the Month 1 cash fee of $150,000 on March 6, 2026. The Month 2 cash fee of $150,000 was received subsequent to the period end on April 7, 2026, and will be recorded in the Company’s financial statements for the three months ending June 30, 2026.

Equity Securities Received as Non-Cash Consideration

The 150,000 restricted shares of JTAI common stock and 50,000 restricted shares of Braiin common stock received as non-cash consideration under the contracts described above are accounted for as investments in equity securities under FASB Accounting Standards Codification (“ASC”) 321, Investments—Equity Securities. The Company has not elected the measurement alternative under ASC 321-10-35-2 or the net asset value practical expedient under ASC 820-10-35-59. Accordingly, the securities are measured at fair value with changes in fair value recognized in earnings under ASC 321-10-35-1.

At contract inception, the securities are recorded at fair value (which also represents the non-cash consideration component of the transaction price under ASC 606-10-32-21) with an offsetting credit to the related contract liability. At each subsequent reporting date, the securities are remeasured to fair value using unadjusted quoted market prices on the principal exchange on which the underlying common stock trades, with the resulting unrealized gain or loss recognized in the Company’s consolidated statement of operations.

The following summarizes the carrying amount, fair value, and unrealized losses recognized for these securities for the three months ended March 31, 2026:

Issuer / Symbol	Cost basis	Unrealized loss	FV at 3/31/26	Shares (3/31/26 basis)
Jet.AI, Inc. / JTAI	$97,500	(84,600)	$12,900	150,000 (pre-split)
Braiin Limited / BRAI	404,000	(56,000)	348,000	50,000 (pre-split)
Total	$501,500	$(140,600)	$360,900

The aggregate unrealized loss of $140,600 for the three months ended March 31, 2026, is reported within other income (expense), net in the accompanying consolidated statement of operations. The fair values reported above represent quoted market prices for identical instruments traded in active markets and are accordingly classified as Level 1 measurements within the fair value hierarchy under ASC 820.

NOTE 4 – REVENUE RECOGNITION (continued)

Subsequent to March 31, 2026, on April 8, 2026, Jet.AI, Inc. (JTAI) implemented a 1-for-200 reverse stock split to comply with Nasdaq’s minimum bid price requirement. The Company’s holding was recharacterized from 150,000 pre-split shares to 750 post-split shares with no change to aggregate carrying value. Subsequent to March 31, 2026, the Braiin shares were affected by a 3-for-1 forward stock split effective after the close of trading on April 28, 2026 (record date April 27, 2026; split-adjusted trading commenced April 29, 2026); the Company’s holding will be recharacterized from 50,000 pre-split shares to 150,000 post-split shares with no change to aggregate carrying value. The Company has accounted for both stock splits as Type II (non-recognized) subsequent events under ASC 855-10-25-3, as the conditions giving rise to the changes in capital structure did not exist at the March 31, 2026, reporting date. Neither split alters the Company’s economic position or proportionate ownership interest in the respective issuers.

Restricted Equity Securities — Rule 144 Holding Period

The 50,000 shares of Braiin common stock held by the Company at March 31, 2026, are restricted securities subject to a six-month holding period under SEC Rule 144(d)(1)(i). Each share certificate (or book-entry equivalent) bears a customary Rule 144 restrictive legend and may not be resold by the Company without registration unless and until the conditions of Rule 144 are satisfied. Braiin is a reporting company under the Securities Exchange Act of 1934, and the Company is not an affiliate of Braiin.

Under ASC 820-10-35-6B, the fair value of an asset reflects characteristics that market participants would take into account, considered from the perspective of the entity that holds the asset. Restrictions that are specific to the holder — or that derive from the manner in which the holder acquired the asset — are not characteristics of the asset itself and therefore do not affect its fair value. The Rule 144 holding period applicable to the Company’s Braiin shares is a holder-specific restriction; it derives from the unregistered manner in which Braiin issued the shares, not from any characteristic of the underlying common stock. This conclusion is reinforced by ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarified that a contractual sale restriction (including the restriction reflected in a Rule 144 legend) is not a characteristic of an equity security and should not be considered in measuring its fair value under Topic 820. Accordingly, no discount for lack of marketability has been applied; the carrying values reported above reflect unadjusted quoted market prices for Braiin common stock on the respective measurement dates.

The following disclosures are made pursuant to ASC 820-10-50-6A (added by ASU 2022-03):

Issuer / Symbol	Braiin Limited / BRAI

Fair value at March 31, 2026	$348,000

Number of shares (pre-split)	50,000

Acquisition date	March 5, 2026

Nature of restriction	SEC Rule 144 six-month holding period under Rule 144(d)(1)(i). Shares received as non-cash compensation in an unregistered private placement; certificates bear a customary Rule 144 restrictive legend. No extended lock-up, leak-out, or other contractual transfer restriction beyond Rule 144 applies.

Remaining duration of restriction	Approximately five months as of March 31, 2026 (the holding period lapses on or about September 5, 2026).

Circumstances under which the restriction would lapse	(i) Continuous holding of the shares by the Company for six months from the March 5, 2026, acquisition date, satisfying Rule 144(d)(1)(i); and (ii) at the time of any proposed resale, satisfaction of the current-public-information requirement of Rule 144(c)(1).

The 750 post-split shares of JTAI common stock held by the Company at March 31, 2026 (150,000 pre-split shares) are similarly subject to a Rule 144 six-month holding period under Rule 144(d)(1)(i) commencing on the original acquisition date of January 1, 2026, with approximately three months remaining at the reporting date and the holding period lapsing on or about July 1, 2026. The Company is not an affiliate of JTAI. The fair value of the JTAI investment at March 31, 2026, of $12,900 reflects the unadjusted quoted market price of JTAI common stock; consistent with the conclusions described above, no discount for lack of marketability has been applied. The disclosures required by ASC 820-10-50-6A for the JTAI shares are: fair value at March 31, 2026 — $12,900; nature of restriction — SEC Rule 144 six-month holding period; remaining duration of restriction — approximately three months at March 31, 2026; and circumstances under which the restriction would lapse — same as those set forth above for the Braiin shares.

NOTE 4 – REVENUE RECOGNITION (continued)

Contract Liabilities (Deferred Revenue)

Contract liabilities of $549,803 at March 31, 2026 (December 31, 2025: nil) represent consideration received (in cash and non-cash form) for which the Company’s performance obligations have not yet been satisfied:

Contract	March 31, 2026	December 31, 2025
Jet.AI, Inc. — Marketing services contract	$113,846	$—
Braiin Limited — Marketing services contract	435,957	—
Total contract liabilities (deferred revenue)	$549,803	$—

The contract liability balances will be recognized as revenue over the remaining service periods of each contract: the JTAI balance over the period April 1–16, 2026, and the Braiin balance over the period April 1, 2026, through December 12, 2026.

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

As of March 31, 2026, the gross carrying amount of furniture and equipment was $16,700, with accumulated depreciation of $2,030, resulting in a net book value of $14,670. As of December 31, 2025, the gross carrying amount was $16,700, with accumulated depreciation of $1,781, resulting in a net book value of $14,919. Depreciation expense for the three months ended March 31, 2026, and 2025 was $249 and $407, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Facility

The Company occupies an executive suite at 2029 Century Park East, Suite 400N, Los Angeles, CA 90067 on a month-to-month basis. The arrangement does not contain a non-cancellable lease term in excess of twelve months and does not convey to the Company a right to control the use of an identified physical asset for a specified period of time. The Company has elected the short-term lease practical expedient under ASC 842-20-25-2 and accordingly does not recognize a right-of-use asset or lease liability in respect of this arrangement; lease payments are recognized as expense on a straight-line basis over the lease term. Rent expense, included in general and administrative expenses, was $873 and $687 for the three months ended March 31, 2026, and 2025, respectively.

Employment and Director Agreements

Chief Executive Officer Employment Agreement

On May 31, 2025, the Company entered into an Employment Agreement with David Boulette, the Company’s Chief Executive Officer. Key economic terms of the agreement include: (i) an annual base salary of $552,000, payable in equal monthly installments of $46,000 in accordance with the Company’s regular payroll schedule; (ii) eligibility for an annual performance bonus equal to 5% of the Company’s net profits before taxes for the preceding fiscal year, as determined by the Board of Directors based on the audited financial statements for that year; and (iii) a grant of options to purchase 20,000,000 shares of common stock at an exercise price of $0.10 per share, vesting in five equal cliff tranches of 4,000,000 options each, with the first tranche vesting on January 1, 2026.

The first vested tranche of 4,000,000 options was exercised in full on February 17, 2026. The aggregate exercise price of $400,000 (4,000,000 shares × $0.10 per share) was satisfied by cancellation of an equivalent amount of accrued but unpaid base salary owed to Mr. Boulette pursuant to the Employment Agreement, with no cash changing hands. The exercise resulted in (i) the issuance of 4,000,000 shares of the Company’s common stock to Mr. Boulette, and (ii) a corresponding reduction of $400,000 in accrued compensation. For information regarding the stock-based compensation expense recognized in connection with the option grant, including the grant-date fair value determination, the vesting period treatment under ASC 718, and the accounting effect of the February 17, 2026, exercise, see Note 7 — Stock-Based Compensation.

Independent Director Agreements

On May 27, 2025, the Company entered into an Independent Director Agreement with Mr. Rizvan Jamal providing for annual cash compensation of $50,000, payable in equal quarterly installments of $12,500 in arrears. On June 2, 2025, the Company entered into a substantially identical Independent Director Agreement with Mr. Ali Shadman on the same economic terms. Each Director Agreement also provides for reimbursement of reasonable out-of-pocket expenses incurred in connection with the performance of director services and customary indemnification protections. For the three months ended March 31, 2026, the Company recognized aggregate director compensation expense of $25,000 ($12,500 per director) within general and administrative expenses.

Interim Chief Financial Officer Engagement

On September 22, 2025, the Board of Directors appointed Mr. Imran Firoz as Interim Chief Financial Officer at a monthly base fee of $10,500. Mr. Firoz’s appointment is for an initial term of three months, subject to automatic monthly renewal thereafter unless terminated by either party. Mr. Firoz provides his services through Spark Capital Investments, LLC, a management consulting firm of which Mr. Firoz is the Managing Principal; the Company’s engagement of Mr. Firoz constitutes a related-party arrangement (see Note 8 — Related Party Transactions). For the three months ended March 31, 2026, the Company recognized $31,500 of compensation expense under this engagement (3 months × $10,500), included in general and administrative expenses. As of March 31, 2026, accrued but unpaid compensation under this engagement was $63,000, which is included in accrued expenses on the accompanying consolidated balance sheet.

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

Global Alliance Consulting Agreement

On January 1, 2026, the Company entered into a Business Consulting Agreement with Global Alliance Consulting Group (“Global Alliance”) for a three-year term ending December 31, 2028. The agreement provides for (i) cash consideration of $150,000 in Year 1, with a 10% annual escalator in each subsequent year, payable in equal monthly installments, and (ii) a single-tranche issuance of 300,000 shares of the Company’s common stock as additional consideration, granted at execution. Because January 1, 2026, was a market holiday and the principal trading market was closed on the grant date, the Company has used the closing price of $7.50 per share on December 31, 2025, the immediately preceding trading day, to measure the grant-date fair value of the equity component, consistent with ASC 718-10-30-2. The grant-date fair value of $2,250,000 (300,000 shares × $7.50) is being recognized as stock-based compensation expense on a straight-line basis over the 36-month requisite service period. For the three months ended March 31, 2026, the Company recognized $187,500 of stock-based compensation expense and $37,500 of cash consulting expense in connection with this agreement, both of which are included in general and administrative expenses. Future minimum cash payments under this agreement, assuming continuation through the stated three-year term, are approximately $112,500 for the remainder of the year ending December 31, 2026, $165,000 for the year ending December 31, 2027, and $181,500 for the year ending December 31, 2028. See Note 7 — Stock-Based Compensation for additional information regarding the equity component of this arrangement, including the unrecognized stock-based compensation expense expected to be recognized over the remaining service period.

Indemnification Arrangements

Pursuant to the Company’s Articles of Incorporation, Bylaws, and individual indemnification agreements with its directors and officers, the Company has agreed to indemnify, to the fullest extent permitted by Section 78.7502 of the Nevada Revised Statutes, its directors, officers, and certain other agents against expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending, or completed action, suit, or proceeding by reason of the fact that the indemnitee is or was a director, officer, employee, or agent of the Company. The Company maintains directors’ and officers’ liability insurance coverage to mitigate exposure under these indemnification arrangements. As of March 31, 2026, no material indemnification claims have been asserted, and the Company has not recorded a liability in respect of these obligations.

Pending Litigation

From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. The Company is not aware of any environmental proceedings to which a governmental authority is a party that would be required to be disclosed under Item 103(c)(3) of Regulation S-K (including any such proceedings that involve potential monetary sanctions of $300,000 or more).

NOTE 7 — STOCK-BASED COMPENSATION

On January 1, 2026, the Company entered into a Business Consulting Agreement with Global Alliance Consulting Group (the “Consultant”) for a term of three years (January 1, 2026, through December 31, 2028). As consideration for the Consultant’s advisory services, the Company agreed to pay $150,000 per year in cash, payable in equal monthly installments with a 10% annual escalator on each anniversary, and granted 300,000 shares of restricted common stock. The 300,000 shares were issued in a single tranche on the grant date and vest in equal monthly installments of 8,333.33 shares over the three-year service period. The shares are restricted securities under Rule 144 of the Securities Act of 1933, bear a customary restrictive legend, and are subject to a six-month Rule 144 holding period from the date of issuance.

The grant-date fair value of the equity component was determined using the closing market price of the Company’s common stock on December 31, 2025, of $7.50 per share, used because the Nasdaq Global Market was closed on January 1, 2026, for the federal holiday. This produced an aggregate grant-date fair value of $2,250,000. The award is a graded-vesting service-only award containing no performance or market conditions; the Company’s accounting policy under ASC 718-10-35-8 is to recognize compensation cost for graded-vesting service-only awards on a straight-line basis over the requisite service period. Because the monthly tranches are equal in size, the straight-line and graded-vesting attribution methods produce the same result of $62,500 of stock-based compensation expense per month over the 36-month requisite service period.

The following table summarizes activity related to the award during the three months ended March 31, 2026, and the unrecognized compensation cost remaining as of that date:

	Shares	Grant-Date FV
Granted on January 1, 2026	300,000	$2,250,000
Vested through March 31, 2026	(25,000)	$(187,500)
Unvested at March 31, 2026	275,000	$2,062,500

For the three months ended March 31, 2026, the Company recognized $187,500 of stock-based compensation expense related to this award, which is included in general and administrative expense in the condensed statement of operations. As of March 31, 2026, total unrecognized compensation cost related to the unvested portion of the award was $2,062,500, expected to be recognized on a straight-line basis over the remaining 33 months of the requisite service period (weighted-average period of approximately 33 months).

The cash component of the Consultant’s compensation is recognized as services are rendered. For the three months ended March 31, 2026, the Company recognized $37,500 of consulting expense in respect of the cash component, which is also included in general and administrative expense.

Total Stock-Based Compensation Expense. Total stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2026 was $7,799,169, comprising (i) $7,611,669 attributable to the first vesting tranche of the CEO Award (described in Note 10 — Stockholders’ Equity, “CEO Stock Option Grant”), and (ii) $187,500 attributable to the Global Alliance Consulting Agreement award described above. Each component is included in the general and administrative expense in the condensed consolidated statement of operations. The following table summarizes stock-based compensation activity for the three months ended March 31, 2026, by recipient:

Schedule of Stock-Based Compensation Expense by Recipient

Recipient	Award Type	Common Stock Equivalent	Grant-Date Fair Value	Q1 2026 Expense
David Boulette — Chief Executive Officer	Stock options — Tranche 1 of 5 (4,000,000 options)	4,000,000	$1.9029 / option	$7,611,669
Global Alliance Consulting Group	Restricted common stock — graded vesting over 36 months	25,000 vested / 300,000 granted	$7.50 / share	$187,500
Total Stock-Based Compensation Expense		4,025,000		$7,799,169

In the consolidated statements of stockholders’ equity (deficit), the foregoing $7,799,169 is presented across two captions: (i) the line “Increase in additional paid-in capital for officer’s stock-based compensation” reflecting the $7,611,669 expense recognized upon vesting of the first tranche of the CEO Award, and (ii) the line “Shares issued for services” (related to the Global Alliance award) which is presented at gross fair value of $2,250,000 with the unvested portion of $2,062,500 simultaneously presented as “Deferred stock-based compensation,” resulting in net equity recognition of $187,500 for the period and exposing the unrecognized cost remaining as of March 31, 2026 as a contra-equity caption.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s related-party transactions for the three months ended March 31, 2026, consist principally of compensation arrangements with the Company’s executive officers and directors, an employment arrangement with the spouse of the Chief Executive Officer, and a consulting engagement with the firm of which the Company’s Interim Chief Financial Officer is the managing principal. The principal economic terms of these arrangements are described in Note 6 — Commitments and Contingencies; this note describes the related-party character of the arrangements, the activity for the period, and the related accrued balances at the reporting date.

Controlling Stockholder and “Controlled Company” Status

As of March 31, 2026, Mr. David Boulette, the Company’s Chief Executive Officer and Chairman of the Board, beneficially owned approximately 63% of the Company’s outstanding common stock. As a result, Mr. Boulette controls a majority of the voting power of the Company’s outstanding common stock and has the ability to determine all matters requiring approval by the Company’s stockholders. The Company is therefore a “controlled company” within the meaning of the listing standards of the Nasdaq Stock Market LLC and is eligible for, but does not currently rely on, the corporate governance exemptions available to controlled companies under those rules.

Compensation Arrangements with Officers and Directors

Chief Executive Officer

Pursuant to the Employment Agreement dated May 31, 2025 between the Company and Mr. Boulette (the “CEO Employment Agreement”), Mr. Boulette serves as Chief Executive Officer of the Company at an annual base salary of $552,000 ($46,000 per month). The CEO Employment Agreement also provides for an annual discretionary performance bonus of up to 5% of the Company’s net profits before taxes for the preceding fiscal year, as determined by the Board of Directors. No discretionary bonus was awarded in respect of the year ended December 31, 2025. The CEO Employment Agreement also provided for a grant of options to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share, vesting in five equal cliff tranches of 4,000,000 options each. See Note 6 — Commitments and Contingencies for the principal terms of the CEO Employment Agreement and the option grant, and Note 7 — Stock-Based Compensation for the related stock-based compensation expense.

For the three months ended March 31, 2026, the Company recognized $138,000 of base salary expense and $7,611,669 of stock-based compensation expense, in each case attributable to Mr. Boulette’s services under the CEO Employment Agreement. On February 17, 2026, Mr. Boulette exercised the first vested tranche of 4,000,000 options at the $0.10 exercise price; the aggregate exercise price of $400,000 was satisfied by cancellation of an equivalent amount of accrued but unpaid base salary owed to Mr. Boulette under the CEO Employment Agreement, with no cash changing hands. During the three months ended March 31, 2026, the Company also paid Mr. Boulette $28,135 in cash in respect of accrued but unpaid base salary. As of March 31, 2026, accrued but unpaid base salary owed to Mr. Boulette was $1,065,425 (December 31, 2025: $1,355,560).

Office Manager, Related Party

Mrs. Carolina V. Ramos, the spouse of Mr. Boulette, has been engaged by the Company since 2018 as Office Manager (a non-executive position) at an annual base salary of $50,000 ($4,167 per month). Mrs. Ramos is a related person within the meaning of Item 404(a) of Regulation S-K. For the three months ended March 31, 2026, the Company recognized $12,500 of compensation expense in respect of Mrs. Ramos’s services. As of March 31, 2026, accrued but unpaid compensation owed to Mrs. Ramos was $387,501 (December 31, 2025: $375,001), of which substantially all represents amounts accrued in prior periods that have not yet been settled in cash.

Directors

The Company’s Board of Directors as of March 31, 2026, consisted of Mr. Boulette, Mr. Daryl Walser, Mr. Phil Aspin, Mr. Rizvan Jamal, and Mr. Ali Shadman. Each of Messrs. Walser, Aspin, Jamal, and Shadman is a related person within the meaning of Item 404(a) of Regulation S-K. Messrs. Walser (since 2018) and Aspin (since January 2022) serve under written director agreements providing for annual cash compensation of $60,000 ($5,000 per month). Messrs. Jamal and Shadman serve under Independent Director Agreements providing for annual cash compensation of $50,000 ($12,500 quarterly), as further described in Note 6 — Commitments and Contingencies. For the three months ended March 31, 2026, the Company recognized aggregate director compensation expense of $55,000 ($30,000 in respect of Messrs. Walser and Aspin and $25,000 in respect of Messrs. Jamal and Shadman). No director received any cash payment under his director agreement during the period or has received any cash payment under his director agreement to date.

As of March 31, 2026, accrued but unpaid director compensation owed to (i) Mr. Walser was $585,000 (December 31, 2025: $570,000); (ii) Mr. Aspin was $255,000 (December 31, 2025: $240,000); (iii) Mr. Jamal was $41,667 (December 31, 2025: $29,167); and (iv) Mr. Shadman was $41,667 (December 31, 2025: $29,167).

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

Interim Chief Financial Officer Services Through Spark Capital Investments, LLC

Mr. Imran Firoz serves as Interim Chief Financial Officer of the Company pursuant to the engagement described in Note 6 — Commitments and Contingencies. Mr. Firoz provides his services to the Company through Spark Capital Investments, LLC, a Delaware limited liability company of which Mr. Firoz is the Managing Principal and which Mr. Firoz controls. Spark Capital Investments, LLC is a related person within the meaning of Item 404(a) of Regulation S-K by virtue of Mr. Firoz’s position as an executive officer of the Company. For the three months ended March 31, 2026, the Company recognized $31,500 of compensation expense in respect of Mr. Firoz’s services under this engagement. As of March 31, 2026, accrued but unpaid compensation under this engagement was $63,000 (December 31, 2025: $31,500).

Aggregate Related-Party Balances and Settlement

Accrued but unpaid compensation owed to the Company’s officers and directors and to the spouse of the Chief Executive Officer aggregated $2,376,260 at March 31, 2026 ($2,598,895 at December 31, 2025) and is included in accrued expenses on the accompanying consolidated balance sheets. Accrued but unpaid compensation owed to Spark Capital Investments, LLC of $63,000 at March 31, 2026 ($31,500 at December 31, 2025) is included in accrued expenses, related party, on the accompanying consolidated balance sheets. The Company has not committed to a specific timetable for cash settlement of the accrued related-party balances and expects to continue to settle these obligations over time as cash flows permit, with potential settlement in shares of common stock subject to mutual agreement.

Cash Payments and Share Issuances to Related Parties During the Period

During the three months ended March 31, 2026, the Company’s cash payments and share issuances to related parties consisted of: (i) cash payments of $28,135 to Mr. Boulette in respect of accrued but unpaid base salary; and (ii) the issuance of 4,000,000 shares of the Company’s common stock to Mr. Boulette upon his February 17, 2026 exercise of the first vested tranche of options under the CEO Employment Agreement, the $400,000 aggregate exercise price for which was satisfied by cancellation of an equivalent amount of accrued but unpaid base salary as described above. The Company made no cash payments and issued no equity securities to any other related party during the period.

NOTE 9 — DEBT FINANCING

As of March 31, 2026, the Company’s outstanding indebtedness consisted of (i) convertible promissory notes payable to 1800 Diagonal Lending, LLC, (ii) convertible promissory notes payable to Boot Capital LLC, (iii) a non-convertible promissory note payable to D. Allison, (iv) a convertible promissory note payable to Global Alliance Consulting Group, and (v) a senior secured convertible promissory note payable to Streeterville Capital, LLC. The accounting policies applicable to the Company’s debt instruments are described in Note 2 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those policies during the three months ended March 31, 2026, except as discussed in subsection (e) below with respect to the Streeterville Initial Note, which represents a new class of senior secured convertible promissory debt issued during the period and is accounted for with a bifurcated compound embedded derivative under ASC 815-15.

The following table summarizes the carrying value of the Company’s debt instruments as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Unaudited)	(Unaudited)
Convertible promissory notes — 1800 Diagonal Lending, LLC, face value	652,937	613,951
Convertible promissory notes — Boot Capital LLC, face value	221,556	161,379
Note payable — D. Allison (non-convertible), face value	100,000	100,000
Convertible note payable — Global Alliance Consulting Group, face value	110,000	110,000
Senior secured convertible promissory note — Streeterville Capital, LLC (a):
Convertible note payable, face value	7,560,000	—
Less: Unamortized debt discount	(7,163,566)	—
Net carrying value, Streeterville	396,434	—
Total debt, net of discount	1,480,927	985,330
Less: current portion	(1,084,493)	(985,330)
Long-term debt, net of current portion	396,434	-

(a) Of the $7,218,247 of original aggregate debt discount established at issuance (presented above net of $54,681 of stated interest that has accreted to the Outstanding Balance), $6,415,000 was allocated at issuance to the Compound Embedded Derivative bifurcated from the host instrument under ASC 815-15. The Compound Embedded Derivative is reported as a separate non-current liability of $4,923,000 at March 31, 2026 on the Company’s condensed consolidated balance sheet and is classified within Level 3 of the fair value hierarchy. See subsection (e) below.

All convertible notes outstanding at March 31, 2026, other than the Streeterville Initial Note, mature within twelve months of the balance sheet date and are therefore classified as current liabilities. The D. Allison Note (matures May 20, 2027) and the Streeterville Initial Note (matures February 26, 2028) are classified as long-term debt.

NOTE 9 — DEBT FINANCING (continued)

(a) Convertible promissory notes — 1800 Diagonal Lending, LLC

During the period from March 17, 2025 through January 29, 2026, the Company issued seven (7) convertible promissory notes to 1800 Diagonal Lending, LLC (“Diagonal”), aggregating $1,392,995 in face value, with $193,995 of original issue discount (“OID”) and $49,000 of deferred financing costs (“DFC”), generating aggregate net cash proceeds of $1,150,000. Each note bears interest at 12% or 13% per annum, has a contractual term of approximately 9 to 10 months, and provides for monthly cash payments of principal and interest. Each note is convertible into shares of the Company’s common stock at the holder’s option upon the terms specified in the respective note agreement, with a $1,500 conversion fee added to the principal amount upon conversion.

During the three months ended March 31, 2026, the Company issued two additional notes to Diagonal. Note 6 (DLL-1917) was issued on January 15, 2026 with a face value of $123,050 (consisting of $16,050 of OID and $7,000 of DFC), generating net cash proceeds of $100,000. Note 7 (DLL-1919) was issued on January 29, 2026 with a face value of $421,260 (consisting of $64,260 of OID and $7,000 of DFC), generating net cash proceeds of $350,000. On January 30, 2026, the Company paid the tenth and final monthly installment of $13,490.90 due under Note 1 (DLL-1806), fully extinguishing that note. On March 26, 2026, the Company made a partial principal payment of $90,226 against Note 4 (DLL-1889).

Also during the three months ended March 31, 2026, the holder elected to convert Notes 2 and 3 in full into shares of the Company’s common stock at the contractual fixed conversion price of $3.2565 per share. On January 29, 2026, $51,460 of principal under Note 2 (DLL-1841), together with a $1,500 conversion fee, was converted into 16,263 shares of common stock. On January 28, 2026, $268,934 of principal under Note 3 (DLL-1865), together with a $1,500 conversion fee, was converted into 83,044 shares of common stock. In the aggregate, $320,394 of principal and $3,000 of conversion fees were settled through the issuance of 99,307 shares of common stock during the period. Upon conversion, the Company recognized accelerated amortization of unamortized OID and DFC associated with each converted note as interest expense, as further described in subsection (f) below.

The following table presents the rollforward of the Company’s Diagonal convertible notes payable for the three months ended March 31, 2026:

	Face Value	Unamortized OID	Unamortized Deferred Financing Costs	Net Carrying Value
Balance, December 31, 2025	$613,951	$(64,028)	$(18,044)	$531,879
Issuance of Note 6 and Note 7	544,310	(80,310)	(14,000)	450,000
Cash payments — principal portion	(184,930)	—	—	(184,930)
Conversion of Notes 2 and 3 to common stock	(320,394)	19,188	4,900	(296,306)
Amortization of OID and DFC (Q1 2026)	—	34,526	8,867	43,393
Balance, March 31, 2026	$652,937	$(90,624)	$(18,277)	$544,036

On April 28 and April 29, 2026, subsequent to the balance sheet date, the holder elected to convert the remaining $90,226 outstanding principal balance of Note 4, plus a $1,500 conversion fee, into 39,100 shares of common stock at a conversion price of $2.3075 per share. As a result, Note 4 was fully extinguished in April 2026, and no further amounts are outstanding under that note as of the date of issuance of this report.

(b) Convertible promissory notes — Boot Capital LLC

During the period from March 18, 2025 through January 30, 2026, the Company issued four (4) convertible promissory notes to Boot Capital LLC (“Boot”), aggregating $463,955 in face value with $63,955 of original issue discount, generating aggregate net cash proceeds of $400,000. Each note bears interest at 12% or 13% per annum, has a contractual term of approximately 9 to 10 months, and includes monthly cash payments of principal and interest. Each note is convertible into shares of the Company’s common stock at the holder’s option upon the terms specified in the respective note agreement. The Boot notes do not include a per-conversion fee, and no deferred financing costs were incurred in connection with the issuance of the Boot notes.

During the three months ended March 31, 2026, the Company issued two additional notes to Boot. Boot Note #3 was issued on January 15, 2026, with a face value of $57,500 and OID of $7,500, generating net cash proceeds of $50,000. Boot Note #4 was issued on January 30, 2026, with a face value of $177,000 and OID of $27,000, generating net cash proceeds of $150,000. On January 30, 2026, the Company issued 3,902 shares of common stock at a conversion price of $3.2565 per share to settle the remaining contractual installment ($12,707) of Boot Note #1, fully extinguishing that note. On January 28, 2026, the holder elected to convert Boot Note #2 in full at a fixed conversion price of $3.2565 per share. The aggregate amount converted under Boot Note #2 was $129,920, comprising the $116,000 face value of the note plus $13,920 of one-time interest specified by the note’s terms and accelerated upon conversion, resulting in the issuance of 39,895 shares of common stock. In the aggregate, $142,627 of Boot indebtedness and accelerated interest was settled through the issuance of 43,797 shares of common stock during the period. Upon conversion or extinguishment of Boot Note #1 and Boot Note #2, the Company recognized accelerated amortization of remaining unamortized OID and one-time interest as interest expense, as further described in subsection (f) below.

NOTE 9 — DEBT FINANCING (continued)

During the three months ended March 31, 2026, the Company also recorded a face value adjustment of $34,504 to gross up Boot Notes #3 and #4 to their full contractual face value (with corresponding entries to the OID contra-liability), and reclassified $34,038 of cash payments associated with Boot Note #1 that had been mis-coded in prior periods. These adjustments did not affect net carrying value or cash flows.

The following table presents the rollforward of the Company’s Boot convertible notes payable for the three months ended March 31, 2026:

	Face Value	Unamortized OID	Net Carrying Value
Balance, December 31, 2025	$161,379	$(9,455)	$151,924
Issuance of Boot Notes #3 and #4	200,000	(34,504)	165,496
Face value adjustment for OID gross-up at issuance	34,504	—	34,504
Cash payments — principal portion (Boot Note #3)	(12,944)	—	(12,944)
Reclassification of mis-coded Q4 2025 wires (Boot #1)	(34,038)	—	(34,038)
Conversion to common stock (Boot Notes #1 final tranche and #2)	(127,346)	9,346	(118,000)
OID amortization (Q1 2026)	—	7,067	7,067
Balance, March 31, 2026	$221,556	$(27,542)	$194,009

(c) Note Payable — D. Allison

On June 21, 2024, the Company issued a non-convertible promissory note to D. Allison (the “Allison Note”) in the original principal amount of $500,000, bearing simple interest at 6% per annum (non-compounded), with a 36-month term and maturity of May 20, 2027. The Allison Note has no original issue discount, no deferred financing costs, and no conversion feature, and the Company may prepay all or any portion of the principal balance at any time without penalty. Interest is computed on the outstanding principal balance and is recalculated following each prepayment.

Through December 31, 2025, the Company had made four prepayments of $100,000 each (on August 31, 2024; January 6, 2025; November 20, 2025; and December 8, 2025), reducing the outstanding principal balance to $100,000.

During the three months ended March 31, 2026, no further prepayments were made and the outstanding principal balance remained $100,000. Interest expense recognized for the three months ended March 31, 2026, was $1,500, computed as $100,000 × 6% × 3/12. Accrued and unpaid interest at March 31, 2026, was $31,250. During the same period, the Company also recorded an $18,500 reduction to accrued interest to correct prior-period over-accruals attributable to the failure to recompute interest on the declining principal balance following each prepayment. The correction had no effect on the net carrying value of the principal balance or on the Company’s cash flows.

(d) Convertible Note Payable — Global Alliance

On December 10, 2025, the Company issued a convertible promissory note (the “Global Alliance Note”) to Global Alliance Consulting Group in the original principal amount of $110,000, including a 10% original issue discount of $10,000. The Company received cash proceeds of $100,000 on December 17, 2025. The Global Alliance Note bears simple interest at 10% per annum (365-day basis), matures on December 10, 2026, and is convertible at the holder’s sole discretion at any time during the term into shares of the Company’s common stock at a fixed conversion price of $2.60 per share.

The Global Alliance Note is accounted for as a single debt instrument under ASC 470-20, as amended by ASU 2020-06. The Company evaluated the embedded conversion feature and concluded: (i) the conversion option satisfies the fixed-for-fixed criterion (a fixed dollar amount of debt converts into a fixed number of shares at a fixed price) and is therefore not bifurcated as an embedded derivative under ASC 815-15; (ii) ASU 2020-06 eliminated the beneficial conversion feature (“BCF”) separation model, and accordingly no portion of the proceeds is allocated to additional paid-in capital, notwithstanding that the conversion price of $2.60 was below the closing market price of $4.00 per share on the issuance date; (iii) the substantial premium model is not applicable because the note was issued at a discount; and (iv) the cash conversion model is not applicable because settlement is required to be in shares.

The $10,000 OID is being amortized to interest expense on a straight-line basis over the twelve-month term of the note, which approximates the effective-interest method given the short duration. As of March 31, 2026, the carrying value of the Global Alliance Note was $103,083, consisting of $110,000 face value less $6,917 of unamortized OID. Accrued and unpaid interest at March 31, 2026 was $3,047. Interest expense recognized for the three months ended March 31, 2026 was $5,834, comprising $2,751 of cash interest accrued, $2,500 of Q1 2026 OID amortization, and $583 of out-of-period OID amortization catch-up for the period from December 10, 2025 through December 31, 2025.

Upon full conversion of the Global Alliance Note (assuming conversion of the entire face value plus all contractual interest at maturity), the Company would issue approximately 46,538 shares of common stock. The Company has reserved sufficient authorized but unissued shares to satisfy potential conversion. As of March 31, 2026, no portion of the Global Alliance Note had been converted.

NOTE 9 — DEBT FINANCING (continued)

(e) Senior Secured Convertible Promissory Note — Streeterville Capital, LLC

On February 26, 2026, the Company issued a senior secured convertible promissory note (the “Streeterville Initial Note”) to Streeterville Capital, LLC (“Streeterville”) in the original principal amount of $7,560,000, which includes an 8% original issue discount of $560,000. The Company received gross cash proceeds of $7,000,000 (and net cash of $6,970,000 after a $30,000 investor closing expense reimbursement). The Streeterville Initial Note bears stated interest at 8% per annum on a 365-day basis, has a 24-month term, and matures on February 26, 2028. Stated interest accretes to the Outstanding Balance and is not paid in cash periodically. The Streeterville Initial Note is secured by all of the Company’s assets pursuant to a Security Agreement dated February 26, 2026, and is convertible at the holder’s option into shares of the Company’s common stock at a strike price equal to 87% of the lowest 10-day VWAP of the common stock preceding each conversion, subject to a $0.90 floor. The note also provides for a 110% prepayment premium upon optional prepayment by the Company and a 15% default interest rate, together with Outstanding Balance step-ups of 10% (Major Trigger Event) or 5% (Minor Trigger Event), if any such Trigger Event occurs.

In connection with the issuance, the Company incurred and paid (or netted against the proceeds at closing) the following debt issuance costs: a Maxim placement agent fee of $402,500 (representing 5.75% of gross proceeds), legal fees of $152,500, and the $30,000 investor closing expense reimbursement noted above. These costs, together with the $560,000 OID, were recorded as components of the aggregate discount against the face value of the Streeterville Initial Note and are being amortized to interest expense over the contractual 24-month term on a straight-line basis (which approximates the effective-interest method given the short period between issuance and the balance sheet date).

The Company evaluated the embedded conversion feature of the Streeterville Initial Note under ASC 815-15 and concluded that the conversion option is required to be bifurcated from the host debt and accounted for separately as a derivative liability at fair value. Because the conversion strike resets to a fixed percentage of the lowest 10-day VWAP of the Company’s common stock preceding each conversion, the conversion feature does not satisfy the fixed-for-fixed indexation test under ASC 815-40-15 and accordingly does not qualify for equity classification. The bifurcated instrument (the “Compound Embedded Derivative”) is measured at fair value at each reporting date, with changes in fair value recognized in earnings as a non-operating gain or loss in the line item “Change in fair value of derivative liability.”

The Compound Embedded Derivative is valued using a Black-Scholes-Merton option pricing model based on the indicative number of shares issuable upon conversion, with three contractual valuation adjustments: a 1.15× path-dependent uplift for the 10-day VWAP lookback reset and American-style exercisability; a 0.90× discount for lack of marketability while the underlying shares remain Rule 144 restricted pending S-3 effectiveness; and a 0.96× floor barrier discount reflecting the $0.90 floor on the strike reset. Volatility was estimated at 90% based on a peer group analysis (above the peer median of 55%, adopted by management for smaller-cap conservatism). Fair value is classified within Level 3 of the fair value hierarchy due to the use of unobservable peer-derived volatility and management-adopted valuation adjustments.

At issuance on February 26, 2026, the Compound Embedded Derivative was valued at $6,662,000. Because that fair value exceeded the maximum host discount that could be absorbed from the proceeds (capped at $6,415,000, after allocation of the OID, investor closing expense, placement agent fee, and legal fees), the excess of $247,000 was recognized immediately as a Day-1 loss in earnings under ASC 815-15-30-1, presented as “Loss on issuance of convertible note” in the condensed consolidated statements of operations.

During the 33 days from February 26, 2026, through March 31, 2026, the Company recognized $341,753 of discount amortization (computed as the aggregate discount of $7,560,000 multiplied by 33/730 contract days) and $54,681 of stated interest accrual (computed as $7,560,000 × 8% × 33/365), each as a component of interest expense. The Compound Embedded Derivative was remeasured at fair value at March 31, 2026, resulting in a fair value of $4,923,000 and a $1,739,000 mark-to-market gain recognized in earnings during the period (reflecting a decrease in the underlying common stock price from $5.20 at issuance to $3.75 at March 31, 2026, a corresponding decrease in the conversion strike from $3.4905 to $3.0691, and the reduction in the remaining time to maturity).

The aggregate impact of the Streeterville Initial Note on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026, was a net pre-tax gain of $1,095,566, comprising the $1,739,000 mark-to-market gain on the Compound Embedded Derivative, less $341,753 of discount amortization, $54,681 of stated interest, and the $247,000 Day-1 loss on issuance.

NOTE 9 — DEBT FINANCING (continued)

The following table presents the rollforward of the Streeterville Initial Note and the related Compound Embedded Derivative for the three months ended March 31, 2026:

	Face Value	Unamortized Discount	Accrued Interest	Compound Derivative (FV)
Balance, December 31, 2025	—	—	—	—
Issuance, February 26, 2026 (face value)	7,560,000	—	—	—
Aggregate discount established at issuance	—	(7,560,000)	—	—
Initial fair value of Compound Embedded Derivative	—	—	—	6,662,000
Discount amortization (Q1 2026, 33/730 days)	—	341,753	—	—
Stated interest accrual (Q1 2026, 8% × 33/365)	—	—	54,681	—
Mark-to-market remeasurement (gain)	—	—	—	(1,739,000)
Balance, March 31, 2026	$7,560,000	$(7,218,247)	$54,681	$4,923,000

The Compound Embedded Derivative is presented as a separate non-current liability on the Company’s condensed consolidated balance sheet at March 31, 2026. The Streeterville Initial Note is the only Level 3 fair value instrument outstanding at the balance sheet date. There were no transfers into or out of Level 3 during the three months ended March 31, 2026.

(f) Interest Expense

Total interest expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025 with respect to the debt instruments described above was as follows:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Stated Interest	OID / Discount Amort.	DFC / Other Amort.	Total	Total
Diagonal convertible notes	$26,193	$30,796	$2,100	$59,089	$1,268
Boot convertible notes	1,495	24,306	10,424	36,225	—
D. Allison Note	1,500	—	—	1,500	6,000
Global Alliance Note	2,751	3,083	—	5,834	—
Streeterville Initial Note	54,681	341,753	—	396,434	—
Total interest expense	$86,620	$399,938	$12,524	$499,082	$7,268

Amortization of OID and DFC for the Diagonal and Boot convertible notes for the three months ended March 31, 2026 includes accelerated discount writeoffs recognized at the conversion or extinguishment of Diagonal Notes 2 and 3, Boot Note #1 (final tranche), and Boot Note #2 during the period. With respect to the Boot notes, the column captioned “DFC / Other Amortization” represents the amortization of one-time interest required by the Boot note agreements over their contractual term, including accelerated amortization recognized upon conversion. With respect to the Streeterville Initial Note, the $54,681 of stated interest is accreted to the Outstanding Balance under the terms of the note and is not paid in cash. Interest expense recognized in the table above does not include the $247,000 Day-1 loss on issuance of the Streeterville Initial Note (presented as “Loss on issuance of convertible note”) or the $1,739,000 mark-to-market gain on the Compound Embedded Derivative (presented as “Change in fair value of derivative liability”), each of which is reported as a non-operating item in the Company’s condensed consolidated statements of operations. See subsection (e) above for additional information.

For the three months ended March 31, 2025, the Company’s outstanding debt was limited to (i) the D. Allison Note, which was outstanding for the full period and contributed $6,000 of stated interest expense, and (ii) the 1800 Diagonal Lending Note 1, which was issued on March 17, 2025 and contributed $1,268 of total interest expense for the partial period during which it was outstanding. None of the Boot, Global Alliance, or Streeterville notes described above were outstanding during the three months ended March 31, 2025.

The disclosures in this footnote should be read in conjunction with Note 2 (Summary of Significant Accounting Policies) and Note 8 (Debt Financing) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 10 – STOCKHOLDERS’ EQUITY

We have authorized capital stock consisting of 300,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock.

As of March 31, 2026, 36,535,389 shares were issued and outstanding. All share counts and per-share amounts reflect the 4-to-1 reverse stock split effective February 11, 2025.

Q1 2026 Issuances of Common Stock

During the three months ended March 31, 2026, the Company issued 5,193,104 shares of common stock as follows:

●	On January 1, 2026, 300,000 shares of restricted common stock were issued to Global Alliance Consulting Group as additional consideration under a Business Consulting Agreement, valued at $2,250,000 (300,000 shares × $7.500 closing price on December 31, 2025, the last trading day prior to the grant date). The award is recognized as stock-based compensation on a straight-line basis over the 36-month requisite service period. The unrecognized portion at March 31, 2026, of $2,062,500 is presented as common stock payable (a contra-equity caption).

●	On February 5, 2026, 500,000 shares were issued to Hottest Media LLC, a related party, in settlement of accounts payable of $1,240,000. The shares were valued at a fair value of $1,550,000 (500,000 shares × $3.10 closing market price on February 5, 2026), resulting in a loss on extinguishment of debt of $310,000.

●	On February 17, 2026, 4,000,000 shares were issued to David Boulette, the Company’s Chief Executive Officer, upon his exercise of the first vesting tranche of his 20,000,000 stock options at the contractual exercise price of $0.10 per share. The aggregate $400,000 exercise price was satisfied not in cash but through offset against accrued but unpaid CEO compensation of equal amount.

●	On various conversion dates between January 28, 2026, and January 30, 2026, an aggregate of 143,104 shares to 1800 Diagonal Lending LLC (99,307 shares) and Boot Capital LLC (43,797 shares) in settlement of five Diagonal and Boot Notes converted at $3.2565 per share, valued at $466,021 in aggregate. See Note 9 – Debt Financing.

●	On March 23, 2026, 250,000 shares were transferred to Maxim Group LLC in settlement of advisory services rendered under the Letter of Engagement dated June 12, 2024, valued at $1,007,500 (250,000 shares × $4.03 closing price on March 23, 2026). The original Stock Fee of 1,750,000 shares contemplated in the Letter of Engagement was waived by mutual agreement of the parties when the Company elected to pursue debt rather than equity financing, and the renegotiated 250,000-share award was issued in lieu thereof. See “CEO Stock Option Grant” and “Maxim Group Advisory Award” below.

CEO Stock Option Grant

On May 31, 2025, pursuant to the CEO’s Employment Agreement and the Company’s equity incentive plan, the Company granted to David Boulette, Chief Executive Officer, options to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share (the “CEO Award”). The CEO Award is equity-classified under ASC 718-10-25-7, vests in five equal cliff tranches of 4,000,000 options each (20% per tranche), and is contingent on continued service through each cliff vesting date. The first tranche of 4,000,000 options vested on January 1, 2026.

The Company recognized no stock-based compensation expense in fiscal 2025 in respect of the first vesting tranche; the Company’s applied recognition policy is to recognize compensation cost for short-duration cliff-vesting awards upon satisfaction of the requisite service condition. The position has been concurred upon by LAO Professionals as the Company’s PCAOB-registered auditor in connection with the fiscal year ended December 31, 2025 audit. Cumulative compensation cost recognized through the vesting date is mathematically identical to the result that would have been produced under straight-line attribution; the methodologies differ only in inter-period allocation.

Upon completion of the requisite service period on January 1, 2026, the Company recognized in Q1 2026 the cumulative compensation cost of $7,611,669, equal to the grant-date fair value of the 4,000,000 vested options. The grant-date fair value was measured using the Black-Scholes-Merton closed-form option-pricing model with the following inputs: stock price of $3.95 (May 31, 2025 closing price); exercise price of $0.10; expected term of 5.5 years (calculated using the simplified method per SAB Topic 14.D.2); peer-derived volatility of 75%; risk-free rate of 4.13% (U.S. Treasury yield curve at grant date for 5.5-year tenor); dividend yield of 0%. The model produced a fair value of $1.9029 per option.

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

On February 17, 2026, the CEO exercised the first vesting tranche by means of an offset against accrued but unpaid CEO compensation of $400,000 (4,000,000 shares × $0.10 strike). The exercise was non-cash, increased equity by $400,000 (with par value of $400 and additional paid-in capital of $399,600), reduced the accrued compensation liability by an equal amount, and had no net cash impact in the quarter.

The remaining 16,000,000 unvested options will be recognized as stock-based compensation expense in subsequent reporting periods over their respective requisite service periods at the same grant-date fair value per option, subject to forfeiture if the CEO does not render service through each subsequent cliff date.

Maxim Group Advisory Award

Pursuant to a Letter of Engagement dated June 12, 2024 (the “LOE”), the Company had agreed to issue Maxim Group LLC (“Maxim”), a FINRA- and SIPC-registered broker-dealer, an aggregate of 1,750,000 shares of common stock under a two-tranche schedule (750,000 upon execution and 1,000,000 upon listing on a national exchange) as compensation for advisory services in connection with a contemplated equity-based capital raise via Form S-1. The implicit performance condition tied the share-based compensation to a successful equity-based capital raise; that capital raise was not pursued, and the original 1,750,000-share entitlement was waived by mutual agreement of the parties.

In recognition of the advisory services that Maxim had nonetheless rendered in connection with the abandoned equity raise, the parties agreed to a renegotiated settlement of 250,000 shares as full and final consideration for advisory services rendered through the date of issuance. The 250,000 shares were issued on March 23, 2026, at a grant-date fair value of $1,007,500 (250,000 shares × $4.03 closing price on March 23, 2026), recognized as professional-fees / advisory-services expense in the consolidated statement of operations consistent with SAB Topic 14.F (same-line-as-cash-equivalent presentation). Maxim is the Company’s current sales agent under the Equity Distribution Agreement supporting the Company’s pending $100 million ATM offering announced on April 14, 2026 (see Note 12 – Subsequent Events), but is an arm’s-length counterparty and not a related party under ASC 850-10-20.

Hottest Media Settlement

On February 5, 2026, the Company’s Board of Directors, by Written Consent in Lieu of a Meeting, approved a settlement of $1,240,000 of accounts payable owed to Hottest Media LLC (“Hottest Media”), a related party (see Note 8), through the issuance of 500,000 shares of common stock at an implied conversion price of $2.48 per share (a 20% discount to the $3.10 closing market price on the same date). The Board acknowledged Hottest Media’s related-party status and determined the conversion to be “fair, reasonable, and in the best interests of the Company and its stockholders.” Majority stockholder David Boulette approved the written consent.

The Company applied ASC 470-50 (Modifications and Extinguishments) and measured the equity issued at a fair value of $1,550,000 (500,000 shares × $3.10 Level 1 closing price), in accordance with ASC 820-10-35-40. The transaction was not classified as a Troubled Debt Restructuring under ASC 470-60 because the economic concession runs from the Company (debtor) to Hottest Media (creditor), not the reverse: the Company issued 500,000 shares to extinguish $1,240,000 of payables, whereas only 400,000 shares would have been required at the closing price. The resulting loss on extinguishment of $310,000 (excess of fair value of equity issued over carrying amount of debt extinguished) was recognized in other income (expense) in the consolidated statement of operations. The transaction is disclosed as a related-party transaction (see Note 8 – Related Party Transactions).

Reverse Stock Split

In February 2025, the Company announced a 4-to-1 reverse stock split effective February 11, 2025, as part of its strategy to uplist to a national securities exchange. Under the reverse split, every four shares of outstanding common stock were converted into one share. Shareholders entitled to fractional shares received one full share instead. All share counts and per-share amounts in these consolidated financial statements reflect the reverse split on a retroactive basis.

NOTE 11 – OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued, and identified the following events requiring disclosure:

Conversions of Streeterville Note

Subsequent to March 31, 2026, Streeterville Capital, LLC (the “Holder”) elected to convert an aggregate $460,000 of principal under the Secured Convertible Promissory Note issued by the Company on February 26, 2026 (the “Streeterville Note,” described in Note 9 — Debt Financing) into an aggregate 142,929 shares of the Company’s common stock through five separate voluntary conversion notices delivered between April 6, 2026 and May 6, 2026. Each conversion was effected at a contractual conversion price equal to 87% of the lowest volume-weighted average price (“VWAP”) of the Company’s common stock during the ten trading days preceding the applicable conversion date, in accordance with Section 3.1 (Conversion Right) of the Streeterville Note. After giving effect to the five conversions and to interest accrued during the period, the outstanding balance under the Streeterville Note was $7,216,088 at May 6, 2026, a reduction of $343,912 from the $7,560,000 face amount at issuance. The shares issued in connection with the conversions were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, as exchanges by the issuer with an existing security holder exclusively where no commission or other remuneration was paid or given directly or indirectly for the solicitation. The conversions will be accounted for under the book-value method per ASC 470-20-40-1, with no gain or loss recognized at conversion; the proportionate share of unamortized debt discount associated with each converted principal amount will be charged to interest expense in the second quarter of fiscal year 2026.

The details of the conversions are summarized below:

Conversion #	Conversion Date	Conversion Amount	Conversion Price	Conversion Shares	Settlement Custodian
1	April 6, 2026	$10,000	$3.0737	3,253	Wedbush Securities, Inc.
2	April 24, 2026	$100,000	$3.2299	30,960	Wedbush Securities, Inc.
3	April 28, 2026	$125,000	$3.2299	38,700	Wedbush Securities, Inc.
4	April 29, 2026	$100,000	$3.2299	30,960	Vision Financial Markets LLC
5	May 6, 2026	$125,000	$3.2005	39,056	Vision Financial Markets LLC
Total		$460,000		142,929

$100 Million At-the-Market Offering with Maxim Group LLC

On April 14, 2026, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”), pursuant to which the Company may offer and sell up to $100,000,000 of shares of common stock from time to time through Maxim acting as agent in transactions deemed to be “at-the-market” offerings under Rule 415 of the Securities Act. Sales, if any, will be made under the Company’s Form S-3 shelf registration statement (Registration No. 333-294416) and the related prospectus supplement dated April 14, 2026. Maxim will receive a commission equal to 3.0% of the gross sales price per share sold. The Company has agreed, under certain circumstances, to reimburse a portion of Maxim’s expenses, including legal fees, up to a maximum of $30,000 in connection with the establishment of the offering, and $3,500 on each Bringdown Date. The offering will terminate upon the earliest of (i) the issuance and sale of all shares subject to the Equity Distribution Agreement, (ii) twelve months from execution, or (iii) termination of the Equity Distribution Agreement as permitted thereunder.

ATM Sales Activity

From April 16, 2026, through May 6, 2026, the Company sold an aggregate of 89,222 shares of its common stock under the Equity Distribution Agreement with Maxim Group LLC described above, generating gross proceeds of $365,199 (weighted-average sales price of $4.09 per share) and net proceeds of $353,879 after Maxim’s 3.0% commission of $10,956. No expense reimbursements or SEC fees were charged against the Company’s net proceeds during this initial period. Subsequent to the foregoing sales, $99,634,801 of the original $100,000,000 aggregate offering amount remained available for future sales under the Equity Distribution Agreement. The shares sold were issued from the Company’s authorized but unissued common stock, registered under the Company’s effective Form S-3 shelf registration statement (Registration No. 333-294416) and the related prospectus supplement dated April 14, 2026. Net proceeds will be used for general corporate purposes, including working capital and the funding of the Company’s growth strategy. The details of the sales activity are summarized below:

Trade Date	Settlement Date	Shares Sold	Sales Price	Gross Proceeds	Commission	Net Proceeds
April 16, 2026	April 17, 2026	1,109	$3.93	$4,358	$131	$4,227
April 17, 2026	April 20, 2026	3,224	$4.14	$13,361	$401	$12,596
April 20, 2026	April 21, 2026	1,102	$4.00	$4,412	$132	$4,279
April 21, 2026	April 22, 2026	599	$3.98	$2,387	$72	$2,315
April 27, 2026	April 28, 2026	8,500	$4.05	$34,463	$1,034	$33,429
April 28, 2026	April 29, 2026	64,500	$4.11	$265,363	$7,961	$257,402
May 4, 2026	May 5, 2026	1,100	$3.96	$4,352	$131	$4,221
May 5, 2026	May 6, 2026	9,047	$4.02	$36,340	$1,090	$35,250
May 6, 2026	May 7, 2026	41	$4.02	$165	$5	$160
Total		89,222	$4.09	$365,199	$10,956	$353,879

Conversion of DLL #4

Subsequent to March 31, 2026, the residual principal balance of $90,226 outstanding under DLL-1889 (Diagonal Note IV) was converted into shares of common stock at $2.3075 per share, in accordance with the conversion privilege set forth in the original note at issuance. The conversion will be accounted for under the book-value method per ASC 470-20-40-1, with no gain or loss recognized at conversion.

Receipt of BRAI Month 2 Cash Fee

On April 7, 2026, the Company received the Month 2 cash fee of $150,000 from BRAI, in respect of the marketing service contract described in Note 3. The receipt will be recorded in the Q2 2026 period as additional contract liability and will unwind into revenue over the remaining contract service period.

BRAI 3-for-1 Forward Stock Split

After the close of trading on April 28, 2026, BRAI’s previously announced 3-for-1 forward stock split became effective; trading on a split-adjusted basis on the Nasdaq Capital Market commenced on April 29, 2026. The Company’s holding of 50,000 pre-split shares of BRAI common stock was recharacterized to 150,000 post-split shares with no change in aggregate carrying value. The split is a non-recognized (Type II) subsequent event under ASC 855-10-25 and does not adjust the Q1 2026 financial statements.

JTAI 1-for-200 Reverse Stock Split

On April 8, 2026, subsequent to the balance sheet date, Jet.AI, Inc. (JTAI) implemented a 1-for-200 reverse stock split to comply with Nasdaq’s minimum bid price requirement. The Company’s holding of 150,000 pre-split shares was recharacterized to 750 post-split shares with no change in aggregate carrying value. The split is a non-recognized (Type II) subsequent event under ASC 855-10-25-3 and does not adjust the Q1 2026 financial statements.

Other than as disclosed above, management evaluated all other subsequent events through the date these financial statements were issued and concluded that there were no other events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. All forward-looking statements speak only as of the date they are made. We undertake no obligation to update such statements to reflect events or circumstances that exist after the date on which they are made.

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

Corporate Information

The Company’s principal office is The Plaza, 1800 Century Park East, Suite 600. Our telephone number is (310) 229-5981, and our corporate website is www.eva.live.

Going Concern

Although our financial statements have been prepared on a going concern basis, we must raise additional capital in order to continue as a going concern. See “Risk Factors – Risks Related to the Company - There is doubt that the Company can continue as a “going concern” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Note 3 – Going Concern in this report.

PLAN OF OPERATIONS

The Company’s near-term plan of operations focuses on: (i) continued execution of the Eva Platform digital advertising business, including the brand marketing campaigns introduced in late 2025 that drove the substantial growth in the 4001b Brand Marketing revenue category from $94,074 in the three months ended March 31, 2025 to $2,576,939 in the three months ended March 31, 2026; (ii) growth of the an AI-driven marketing services line of business introduced in the first quarter of 2026 under the Jet.AI, Inc. and Braiin Limited service contracts described in Note 4; (iii) deployment of the cash proceeds received from the Streeterville Initial Note ($6,415,000 net of debt issuance costs) toward working capital and growth initiatives; and (iv) continued reduction of legacy convertible note obligations through scheduled cash repayments and holder-elected conversions, as described in Note 9.

As of March 31, 2026, the Company had 36,535,389 shares of common stock issued and outstanding and approximately $5,769,269 of unrestricted cash. The Company entered into an Equity Distribution Agreement with Maxim Group LLC on April 14, 2026, supporting an at-the-market offering of up to $100,000,000 in common stock under the Company’s effective Form S-3 shelf registration statement (Registration No. 333-294416, declared effective March 24, 2026). Sales under the Equity Distribution Agreement are at the Company’s discretion and may be used to fund operations, working capital needs, and other general corporate purposes.

Financial Conditions at March 31, 2026, and December 31, 2025

The following discussion compares the Company’s financial position at March 31, 2026, to its financial position at December 31, 2025.

Total Assets

Total assets increased by $8,401,719, from $16,315,862 at December 31, 2025, to $24,717,581 at March 31, 2026. The increase was driven primarily by the issuance of the Streeterville Capital senior secured convertible note in February 2026, which generated net cash proceeds of approximately $6,415,000, and by an increase in accounts receivable reflecting brand marketing and IR services revenue recognized during the period.

Cash and Cash Equivalents

Cash and cash equivalents increased by $5,566,745, from $202,524 at December 31, 2025, to $5,769,269 at March 31, 2026. The increase reflects net cash provided by financing activities of approximately $6.85 million (primarily the Streeterville Capital convertible note proceeds), partially offset by net cash used in operating activities of approximately $1.28 million. See “Liquidity and Capital Resources” below for further discussion of the Company’s cash flows.

Accounts Receivable, Net

Accounts receivable, net increased by $2,429,406, from $16,006,624 at December 31, 2025, to $18,436,030 at March 31, 2026. The increase reflects revenue recognized during the period that has not yet been collected, partially offset by cash receipts from existing customers, including PSQUARED, Inuvo, RARE HAVEN Holdings, and Allison Professional Law. Management continues to monitor collectability and believes the recorded allowance for doubtful accounts is adequate.

Marketable Securities

The Company recorded marketable securities of $360,900 at March 31, 2026 (none at December 31, 2025). The marketable securities consist of common shares of Jet.AI Inc. and Braiin Limited received as non-cash consideration in connection with investor relations services contracts entered into during the first quarter of 2026. The securities were initially recorded at fair value on the contract inception dates of $501,500 (representing $97,500 for the Jet.AI shares and $404,000 for the Braiin shares), with an offsetting credit to deferred revenue. The Company recognized an unrealized loss of $140,600 during the three months ended March 31, 2026, reflecting the mark-to-market adjustment to fair value at the balance sheet date.

Original Issue Discount and Deferred Financing Costs, Net

Original issuance discount, net increased by $44,684, from $73,482 at December 31, 2025, to $118,166 at March 31, 2026, and deferred financing costs, net increased by $233, from $18,044 to $18,277. The increases reflect newly recognized discount and financing costs associated with the four convertible promissory notes issued during the first quarter of 2026 by 1800 Diagonal Lending, LLC and Boot Capital LLC (aggregate discount additions of $128,814), partially offset by amortization of $83,892 to interest expense over the contractual term of each note, and accelerated relief of $28,534 (OID) and $4,900 (DFC) upon the conversion of four notes to common stock during the period.

Property and Equipment, Net

Property and equipment, net decreased by $249, from $14,919 at December 31, 2025, to $14,670 at March 31, 2026, reflecting depreciation recognized during the period. No additions or dispositions of property and equipment occurred during the quarter.

Accounts Payable and Payroll Liabilities

Accounts payable and payroll liabilities increased by $49,130, from $2,933,844 at December 31, 2025, to $2,982,974 at March 31, 2026. The change reflects normal trade payable activity during the period, including the non-cash settlement of $1,550,000 of accounts payable to Hottest Media LLC through the issuance of 500,000 shares of common stock in February 2026, partially offset by an increase in other vendor obligations.

Accrued Expenses

Accrued expenses decreased by $257,625, from $2,633,885 at December 31, 2025, to $2,376,260 at March 31, 2026, reflecting payments made on previously accrued obligations during the period.

Accrued Interest

Accrued interest decreased by $16,800, from $68,601 at December 31, 2025, to $51,801 at March 31, 2026. The decrease primarily reflects cash interest payments made during the period in connection with scheduled installment payments on the 1800 Diagonal Lending and Boot Capital notes.

Notes Payable, Current Portion

Notes payable (current) increased by $99,163, from $985,330 at December 31, 2025, to $1,084,493 at March 31, 2026. The change reflects a combination of cash transactions and significant non-cash activity during the quarter, summarized below.

Cash transactions during the period contributed a net increase of $452,126, consisting of:

●	$650,000 of cash proceeds from the issuance of new convertible promissory notes, comprising $450,000 from 1800 Diagonal Lending, LLC and $200,000 from Boot Capital LLC; partially offset by

●	$197,874 of cash repayments of note principal, comprising $184,930 of scheduled installment payments and a final payoff to 1800 Diagonal Lending and $12,944 of scheduled installment payments to Boot Capital.

Non-cash transactions during the period reduced notes payable by a net of $352,964, consisting of:

●	$447,740 of convertible notes extinguished through conversion to common stock. The Company issued an aggregate of 143,104 shares of common stock at the contractual conversion price of $3.2565 per share to settle four notes held by 1800 Diagonal Lending and Boot Capital. The conversions were accounted for under the book-value method in accordance with ASC 470-20-40-1, and no gain or loss was recognized.

●	$128,814 of original issue discount recorded against the carrying value of notes payable at issuance, presented as a direct deduction from the related notes payable on the consolidated balance sheet and being amortized to interest expense over the contractual term of each note.

●	$34,038 reclassification of three monthly payments originally recorded against Traffic Purchase expense during the fourth quarter of 2025, which the Company determined during the first quarter of 2026 should have been applied against the carrying value of the Boot Capital notes payable.

Deferred Revenue

The Company recorded deferred revenue of $549,803 at March 31, 2026 (none at December 31, 2025). The deferred revenue balance consists of $48,303 of cash advances received from customers under contracts where revenue recognition criteria had not been satisfied as of the balance sheet date, plus $501,500 representing the fair value of marketable securities received as non-cash consideration under investor relations services contracts with Jet.AI Inc. and Braiin Limited that have not yet been earned. Revenue will be recognized over the service periods specified in the underlying contracts.

Convertible Note Payable, Net of Unamortized Discount

The Company recorded a convertible note payable, net of unamortized discount, of $396,434 at March 31, 2026 (none at December 31, 2025). The balance reflects the issuance on February 26, 2026, of a senior secured convertible promissory note to Streeterville Capital, LLC with a face value of $7,560,000, less aggregate unamortized debt discount of $7,163,566 (consisting of original issue discount, closing fees, placement agent fees, legal fees, and the bifurcated value of the embedded derivative). The discount is being amortized to interest expense over the 24-month contractual term of the note using a straight-line approximation of the effective interest method. The Company received net cash proceeds of approximately $6,415,000 from the note issuance. See Note [X] — Senior Secured Convertible Promissory Note for further information regarding the terms of the note, the embedded derivative, and the related conversion features.

Derivative Liability

The Company recorded a derivative liability of $4,923,000 at March 31, 2026 (none at December 31, 2025). The derivative liability represents the compound embedded derivative bifurcated from the host debt instrument of the Streeterville Capital convertible note pursuant to ASC 815-15. The derivative was initially recognized at a fair value of $6,662,000 on the issuance date, with $6,415,000 recorded as a debt discount and $247,000 recognized as a loss on issuance reflecting the excess of the embedded derivative’s fair value over the available debt discount allocation. The Company recognized a mark-to-market gain of $1,739,000 during the three months ended March 31, 2026, reflecting the change in fair value at the balance sheet date.

Stockholders’ Equity

Total stockholders’ equity increased by $2,658,614, from $9,694,202 at December 31, 2025, to $12,352,816 at March 31, 2026. The increase primarily reflects the issuance of equity instruments during the period, partially offset by the net loss recognized for the quarter:

●	Common stock and additional paid-in capital increased by an aggregate of $13,285,190, reflecting (i) 4,000,000 shares issued to David Boulette, Chief Executive Officer, under his employment agreement (aggregate fair value including stock-based compensation expense of $8,011,669); (ii) 300,000 restricted shares granted to Global Alliance Consulting Group under a consulting agreement (aggregate grant-date fair value of $2,250,000); (iii) 500,000 shares issued to Hottest Media LLC in settlement of trade accounts payable (fair value $1,550,000); (iv) 143,104 shares issued in extinguishment of convertible promissory notes payable (fair value $466,021); and (v) 250,000 shares issued to Maxim Advisory for advisory services (fair value $1,007,500).

●	Deferred stock-based compensation of $(2,062,500) was recognized as a contra-equity balance representing the unvested portion of the Global Alliance Consulting Group restricted stock grant, which vests ratably over a 36-month service period.

●	Accumulated deficit increased by $8,564,076, reflecting the net loss for the three months ended March 31, 2026.

Working Capital

The Company’s working capital improved significantly during the period, from $9,679,283 at December 31, 2025, to $17,657,580 at March 31, 2026, an increase of approximately $7,978,297. The improvement primarily reflects the cash proceeds received from the Streeterville Capital convertible note issuance in February 2026, partially offset by working capital changes in operating assets and liabilities during the period.

RESULTS OF OPERATIONS

Three Months Ending March 31, 2026, and 2025

The following table summarizes the Company’s results of operations for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended	Three Months Ended	$ Change	% Change
	March 31, 2026	March 31, 2025	(2026 vs 2025)	(2026 vs 2025)
Revenue
Total revenue	$3,903,231	$3,681,520	$221,711	6.0%

Operating expenses
Stock-based compensation	-	-	-	NM
General and administrative	9,279,934	377,385	8,902,549	2359.0%
Media traffic purchase	3,729,442	1,300,766	2,428,676	186.7%
Amortization and depreciation	249	407	(158)	-38.8%
Total operating expenses	13,009,625	1,678,558	11,331,067	675.0%

Operating income (loss)	(9,106,394)	2,002,962	(11,109,356)	-554.6%
Other income (expense)
Interest expense	(499,082)	(7,268)	(491,814)	6766.8%
Unrealized loss on marketable securities	(140,600)	-	(140,600)	NM
Change in fair value of derivative liability	1,739,000	-	1,739,000	NM
Loss on settlement of payable	(310,000)	-	(310,000)	NM
Loss on issuance of convertible note	(247,000)	-	(247,000)	NM
Total other income (expense)	542,318	(7,268)	549,586	-7561.7%
Net loss	$(8,564,076)	$1,995,694	$(10,559,770)	-529.1%

Revenue

Total revenue for the three months ended March 31, 2026, was $3,903,231, compared to $3,681,520 for the three months ended March 31, 2025, an increase of $221,711, or 6.0%. The increase in revenue reflects continued growth in the Company’s brand marketing and digital media services to existing customers, partially offset by timing differences in customer order flow between quarters. Revenue is generated primarily from media buying, customer acquisition campaigns, and investor relations services. The Company also recognized revenue during the first quarter of 2026 from new investor relations services contracts with Jet.AI Inc. and Braiin Limited under which consideration was received in the form of common stock of the customer (recorded as marketable securities at fair value on the contract inception date).

Stock-Based Compensation

Stock-based compensation expense was $0 for both the three months ended March 31, 2026, and March 31, 2025, as classified in operating expenses on the consolidated statements of operations. Stock-based compensation activity incurred during the first quarter of 2026 (totaling approximately $9.2 million) is reflected in other operating expense classifications, including General and Administrative expense, in accordance with the Company’s expense classification policy and the nature of services rendered. See Note 7 - Stock-Based Compensation for further information regarding the components and recipients of stock-based compensation expense recognized during the period.

Media traffic

Media traffic purchase expense was $3,729,442 for the three months ended March 31, 2026, compared to $1,300,766 for the three months ended March 31, 2025, an increase of $2,428,676, or 186.7%. The increase reflects an expansion in media buying and customer acquisition activity through Hottest Media LLC, Advertala PTE, Wise Ltd., and other media partners, consistent with the Company’s revenue growth strategy and increased volume of customer acquisition campaigns during the period. Media traffic purchase expense generally moves directionally with revenue, and changes also influence the year-over-year increase in the mix of customer acquisition channels.

General & administrative costs

General and administrative expense was $9,279,934 for the three months ended March 31, 2026, compared to $377,385 for the three months ended March 31, 2025, an increase of $8,902,549, or 2,359.0%. The substantial increase reflects equity-based compensation arrangements entered into during the first quarter of 2026, including: (i) a stock option grant to David Boulette, Chief Executive Officer, under his employment agreement (4,000,000 options, Tranche 1 of 5) with a grant-date fair value of $7,611,669; (ii) a 4,000,000 common stock grant to Mr. Boulette under his employment agreement at $0.10 per share ($400,000); (iii) a restricted common stock grant to Global Alliance Consulting Group under a 36-month consulting arrangement (300,000 shares with grant-date fair value of $2,250,000, of which $187,500 was recognized during the period); and (iv) common stock issued to Maxim Advisory for advisory services (250,000 shares at $4.03 per share, $1,007,500). The remainder of the increase reflects higher professional, legal, audit, and consulting fees incurred in connection with the Company’s continued public company readiness, acquisition activities, and capital-raising transactions completed during the period.

Amortization and depreciation

Amortization and depreciation expense were $249 for the three months ended March 31, 2026, compared to $407 for the three months ended March 31, 2025, a decrease of $158, or 38.8%. The decrease reflects the continuing depreciation of property and equipment that is approaching the end of its useful life. The Company did not acquire or dispose of significant property and equipment during the period.

Operating Loss

The Company recognized an operating loss of $9,106,394 for the three months ended March 31, 2026, compared to operating income of $2,002,962 for the three months ended March 31, 2025, an unfavorable variance of $11,109,356. The reduction in operating results primarily reflects the substantial increase in General and Administrative expense driven by equity-based compensation grants entered into during the first quarter of 2026, as well as higher media traffic purchase expense supporting revenue growth, partially offset by a modest year-over-year increase in revenue.

Interest Expense

Interest expense was $499,082 for the three months ended March 31, 2026, compared to $7,268 for the three months ended March 31, 2025, an increase of $491,814. The increase primarily reflects (i) interest expense, original issue discount amortization, and deferred financing cost amortization on the senior secured convertible promissory note issued by Streeterville Capital, LLC in February 2026 (aggregate of $396,434, consisting of $341,753 of discount amortization and $54,681 of stated interest accreted to the outstanding balance), and (ii) interest expense, original issue discount amortization, and deferred financing cost amortization on the eight convertible promissory notes issued by 1800 Diagonal Lending, LLC and Boot Capital LLC during 2025 and 2026 (aggregate of $95,314 across stated interest, accelerated discount on the four converted notes, and Q1 amortization on the active notes). See Note 9 – Debt Financing for further details.

Unrealized Loss on Marketable Securities

The Company recognized an unrealized loss on marketable securities of $140,600 for the three months ended March 31, 2026 (no comparable amount for the three months ended March 31, 2025). The unrealized loss reflects the mark-to-market adjustment of common shares of Jet.AI Inc. and Braiin Limited received as non-cash consideration under investor relations services contracts entered into during the first quarter of 2026. The securities were initially recorded at a fair value of $501,500 on the contract inception dates and declined to a fair value of $360,900 at March 31, 2026.

Change in Fair Value of Derivative Liability

The Company recognized a gain on the change in fair value of derivative liability of $1,739,000 for the three months ended March 31, 2026 (no comparable amount for the three months ended March 31, 2025). The gain reflects the mark-to-market adjustment of the compound embedded derivative bifurcated from the senior secured convertible promissory note issued to Streeterville Capital, LLC in February 2026. The derivative was initially recognized at a fair value of $6,662,000 on the issuance date and was remeasured to a fair value of $4,923,000 at March 31, 2026. The fair value measurement of the derivative is sensitive to changes in the Company’s common stock price, volatility, and the conversion-trigger probability. See Note 2 - Fair Value Measurements for further detail.

Loss on Settlement of Payable

The Company recognized a loss on settlement of payable of $310,000 for the three months ended March 31, 2026 (no comparable amount for the three months ended March 31, 2025). The loss reflects the issuance of 500,000 shares of common stock to Hottest Media LLC in February 2026 in settlement of outstanding trade accounts payable. The shares were issued at 80% of the closing price of the Company’s common stock on February 5, 2026; the loss reflects the difference between the carrying value of the settled payable ($1,240,000) and the fair value of the common stock issued ($1,550,000).

Loss on Issuance of Convertible Note

The Company recognized a loss on issuance of convertible note of $247,000 for the three months ended March 31, 2026 (no comparable amount for the three months ended March 31, 2025). The loss reflects the excess of the initial fair value of the compound embedded derivative bifurcated from the Streeterville Capital senior secured convertible promissory note ($6,662,000) over the available debt discount allocation ($6,415,000) on the issuance date of February 26, 2026. See Note 9 - Debt Financing for further details.

Net Loss

The Company recognized a net loss of $8,564,076, or $(0.24) per basic and diluted share, for the three months ended March 31, 2026, compared to net income of $1,995,694, or $0.06 per basic and diluted share, for the three months ended March 31, 2025. The change from net income to net loss principally reflects the non-cash equity-based compensation expense incurred during the first quarter of 2026 in connection with executive and consulting arrangements, partially offset by the gain on the change in fair value of the derivative liability associated with the Streeterville Capital convertible note. Excluding the impact of equity-based compensation and the derivative remeasurement, the Company’s underlying operating performance reflects continued revenue growth and corresponding investment in customer acquisition activity. The weighted-average number of common shares outstanding increased from 31,342,285 in the prior-year period to 36,015,045 in the current period, reflecting common stock issuances during 2025 and 2026.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, the Company had cash and cash equivalents of $5,769,269, compared to $202,524 at December 31, 2025, and working capital of $17,657,580, compared to $9,679,283 at December 31, 2025. The principal source of liquidity during the three months ended March 31, 2026, was the senior secured convertible promissory note issued to Streeterville Capital, LLC in February 2026 (the “Streeterville Initial Note”), which generated net cash proceeds of approximately $6,415,000. The Streeterville Initial Note has a face value of $7,560,000; cash proceeds at issuance were reduced by an original issue discount of $560,000, an investor closing expense reimbursement of $30,000, placement agent fees of $402,500 paid to Maxim Group LLC, and legal fees of $152,500 paid to Sichenzia Ross Ference Carmel LLP, in each case netted from the wire at closing or paid promptly thereafter. The Company also received gross cash proceeds of $650,000 from the issuance of four new convertible promissory notes during the period, comprising $450,000 from 1800 Diagonal Lending, LLC (Note #6 on January 15, 2026 with cash proceeds of $100,000 and Note #7 on January 29, 2026 with cash proceeds of $350,000) and $200,000 from Boot Capital LLC (Note #3 on January 15, 2026 with cash proceeds of $50,000 and Note #4 on January 30, 2026 with cash proceeds of $150,000). The face values of these new notes aggregate approximately $778,814 (cash proceeds of $650,000 plus $128,814 of original issue discount and deferred financing costs netted at issuance). See Note 9 — Debt Financing for further information regarding the terms of these notes.

Net cash used in operating activities was $(1,284,193) for the three months ended March 31, 2026, compared to net cash provided by operating activities of $109,542 for the three months ended March 31, 2025. The increase in operating cash usage primarily reflects the $2,429,406 increase in accounts receivable arising from the timing of customer collections, the $257,625 reduction in accrued expenses as previously accrued obligations were settled in cash, and the $16,800 reduction in accrued interest reflecting cash interest payments made on the 1800 Diagonal Lending and Boot Capital notes during the period. Non-cash add-backs partially offset these uses of operating cash to net loss in the reconciliation to operating cash flow totaling approximately $9.7 million, including stock-based compensation expense of $8,011,669, shares issued for services of $3,257,500, and amortization of debt discount and accrued interest on convertible notes of $396,434, less deferred stock-based compensation of $2,062,500 representing the unvested portion of equity awards granted during the period.

Net cash used in investing activities was $0 for the three months ended March 31, 2026, compared to $(3,230) for the three months ended March 31, 2025 (which represented fixed asset purchases). The Company did not acquire or dispose of significant property and equipment during the first quarter of 2026.

Net cash provided by financing activities was $6,850,938 for the three months ended March 31, 2026, compared to $133,910 for the three months ended March 31, 2025. The increase principally reflects the issuance of the Streeterville Initial Note in February 2026 (net cash proceeds of $6,415,000), supplemented by net cash proceeds from the new Diagonal Lending and Boot Capital convertible notes of $452,126 (gross cash proceeds of $650,000 less cash principal repayments of $197,874).

Approximately 79% of the Company’s gross accounts receivable balance at March 31, 2026, was outstanding for more than 90 days from the invoice date. Management is actively engaged with the Company’s largest counterparties regarding the collection of these balances and, based on counterparty confirmations received to date, the Company’s historical collection experience with these counterparties, and the absence of disputes regarding amounts owed, management expects substantially all of these balances to be collected within the look-forward period.

On April 14, 2026, the Company entered into an Equity Distribution Agreement with Maxim Group LLC providing for the offer and sale, from time to time and at the Company’s discretion, of shares of the Company’s common stock having an aggregate offering price of up to $100,000,000 in transactions deemed to be “at-the-market offerings” under Rule 415 promulgated under the Securities Act of 1933 (see Note 12 — Subsequent Events). Sales under the Equity Distribution Agreement are conducted under the Company’s effective Form S-3 shelf registration statement (Registration No. 333-294416). Maxim is entitled to a fixed commission of 3.0% of the gross sales price of shares sold. The Equity Distribution Agreement has a term of twelve months from execution. As of the date of this report, no sales have been made under the Equity Distribution Agreement.

GOING CONCERN CONSIDERATION

Although the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, management has evaluated, in accordance with FASB Accounting Standards Codification 205-40, whether the conditions and events described in Note 3 — Going Concern, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management has concluded that the conditions and events described in Note 3 (recurring net losses, accumulated deficit of $28,906,438 at March 31, 2026, elevated media traffic purchase costs as a percentage of revenue in the current quarter, and the contingent redemption right of the Streeterville Initial Note) raise substantial doubt; however, management believes that its plans, including the Maxim Equity Distribution Agreement, the expected normalization of media traffic purchase costs, the expected collection of outstanding accounts receivable balances, and the share-settled (rather than cash-settled) nature of conversions of the Streeterville Initial Note, are probable of being effectively implemented and, if implemented, are sufficient to alleviate the substantial doubt. See Note 3 — Going Concern for the full going-concern discussion.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The amendments in the ASU are effective for fiscal years beginning after January 1, 2020, including interim periods within those fiscal years. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted this ASU as of January 1, 2020, for ASC 606, Revenue Recognition, and Amended ASU 2016-02, Leases (Topic 840). The ASU is currently not expected to have a material impact on our consolidated financial statements. While we have described significant accounting policies in more detail in Note 2 of our annual financial statements included in our S-1/A for the fiscal year ended December 31, 2024, filed with the SEC on October 27, 2023, we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a -15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2026, due to the material weakness in our internal controls, due to inadequate segregation of duties within account processes, due to limited personnel, and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2026, and 2025, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting materially.

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

The following securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, during the three months ended March 31, 2026:

On January 1, 2026, 300,000 shares of restricted common stock were issued to Global Alliance Consulting Group as additional consideration under a Business Consulting Agreement, valued at $2,250,000 (300,000 shares × $7.500 closing price on December 31, 2025, the last trading day prior to the grant date). The award is recognized as stock-based compensation on a straight-line basis over the 36-month requisite service period. The unrecognized portion at March 31, 2026, of $2,062,500 is presented as common stock payable (a contra-equity caption). The securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 5, 2026, 500,000 shares were issued to Hottest Media LLC, a related party, in settlement of accounts payable of $1,240,000. The shares were valued at a fair value of $1,550,000 (500,000 shares × $3.10 closing market price on February 5, 2026), resulting in a loss on extinguishment of debt of $310,000.

On February 17, 2026, 4,000,000 shares were issued to David Boulette, the Company’s Chief Executive Officer, upon his exercise of the first vesting tranche of his 20,000,000 stock options at the contractual exercise price of $0.10 per share. The aggregate $400,000 exercise price was satisfied not in cash but through offset against accrued but unpaid CEO compensation of equal amount.

On various conversion dates between January 28, 2026, and January 30, 2026, an aggregate of 143,104 shares to 1800 Diagonal Lending LLC (99,307 shares) and Boot Capital LLC (43,797 shares) in settlement of five Diagonal and Boot Notes converted at $3.2565 per share, valued at $466,021 in aggregate. See Note 9 – Debt Financing.

On March 23, 2026, 250,000 shares were issued to Maxim Group LLC in settlement of advisory services rendered under the Letter of Engagement dated June 12, 2024, valued at $1,007,500 (250,000 shares × $4.03 closing price on March 23, 2026). The original Stock Fee of 1,750,000 shares contemplated in the Letter of Engagement was waived by mutual agreement of the parties when the Company elected to pursue debt rather than equity financing, and the renegotiated 250,000-share award was issued in lieu thereof. See “CEO Stock Option Grant” and “Maxim Group Advisory Award” below.

Securities Purchase Agreement

On February 23, 2026, we entered into a securities purchase agreement with Streeterville Capital, LLC. Pursuant to the purchase agreement, the Company agreed to sell, and the investor agreed to purchase, a senior secured convertible note of the Company, in the aggregate original principal amount of $7,560,000 (the “Initial Note”), which is convertible into common stock of the Company. On closing, the Company issued the Initial Note and received gross proceeds of $7,000,000. The securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the Purchase Agreement, the Investor shall also have the right, for a period of 24 months after the Closing, to purchase up to $4,320,000.00 of principal amount of additional notes (the “Additional Notes”) in one or more tranches. The Initial Note is convertible at the option of the investor into common shares of the Company at a conversion rate equal to the Outstanding Balance, as defined in the Initial Note, being converted divided by the Conversion Price, as defined in the Initial Note. The Conversion Price is equal to 87% of the lowest daily VWAP for the ten (10) Trading Day period immediately preceding the applicable measurement date; provided, however, that in no event will the Conversion Price be lower than the Floor Price, as defined in the Initial Note, which is $0.90.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EVA LIVE INC.

Date: May 15, 2026	/s/ David Boulette
David Boulette, President and CEO (Principal Executive Officer)

Date: May 15, 2026	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

