Form 10-Q
period 2026-06-30
Eva Live Inc
filed 2026-08-03
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on June 30, 2026, was 39,252,186.

EVA LIVE INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Item 1. Financial Statements

Index to Consolidated Financial Statements

Pages

Consolidated Balance Sheet as of June 30, 2026 (Unaudited) and December 31, 2025 (Audited)	F-2

Consolidated Statement of Operations for the three and six months ended June 30, 2026 (Unaudited), and June 30, 2025 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2026 (Unaudited), and June 30, 2025 (Unaudited, Restated)	F-4

Consolidated Statement of Cash Flows for the six months ended June 30, 2026 (Unaudited) and June 30, 2025 (Unaudited)	F-6

Notes to the Consolidated Financial Statements	F-7

EVA LIVE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets:
Current assets
Cash	$2,238,216	$202,524
Accounts receivable, net of allowance for doubtful accounts of $1,379,519 and $1,379,519, respectively	17,465,015	16,006,624
Marketable securities	1,209,005	-
Original issuance discount, net	123,479	73,482
Deferred financing costs, net	12,863	18,044
Other assets	269	269
Total current assets	$21,048,847	$16,300,943
Capitalized website development costs, net	311,852	-
Investment in private securities	3,000,000	-
Furniture, fixtures, and equipment	14,425	14,919
Total assets	$24,375,124	$16,315,862
Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	-	2,933,844
Accrued expenses	-	2,633,885
Convertible promissory notes	1,325,351	985,330
Accrued interest	283,932	68,601
Total current liabilities	$1,609,283	$6,621,660
Senior secured convertible promissory note, face value	6,475,000	-
Less: Unamortized debt discount	(5,375,138)	-
Convertible note payable, net of unamortized discount	1,099,862	-
Derivative liability	4,562,001	-
Total long-term liabilities	5,661,863	-
Total liabilities	$7,271,146	$6,621,660
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Common stock, par value $0.0001, 300,000,000 shares authorized; 39,252,186 and 31,342,285 shares issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively	3,925	3,134
Deferred stock-based compensation	(1,875,000)	-
Additional paid-in capital	49,631,248	30,033,430
Accumulated deficit	(30,656,195)	(20,342,362)
Total stockholders’ equity (deficit)	$17,103,978	$9,694,202
Total liabilities and stockholders’ equity:	$24,375,124	$16,315,862

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	4,204,390	4,138,712	8,107,621	7,820,232
Total revenue	$4,204,390	$4,138,712	$8,107,621	$7,820,232
Operating expenses
General and administrative	2,017,316	331,451	11,297,250	708,836
Media traffic purchase	3,049,042	1,175,780	6,778,484	2,476,546
Amortization and depreciation	245	380	494	787
Total operating expenses	5,066,603	1,507,611	18,076,228	3,186,169
Operating income (loss)	(862,213)	2,631,101	(9,968,607)	4,634,063
Other income (expense):
Interest expense	(1,178,007)	(6,000)	(1,677,089)	(13,268)
Marketable securities gain (loss), unrealized	636,005	-	495,405	-
Change in fair value of derivative liability	(345,542)	-	1,393,458	-
Loss on settlement of payable	-	-	(310,000)	-
Loss on issuance of senior secured convertible promissory note	-	-	(247,000)	-
Total other income (expense)	(887,544)	(6,000)	(345,226)	(13,268)
Income (loss) before provision for income taxes	(1,749,757)	2,625,101	(10,313,833)	4,620,795
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	$(1,749,757)	$2,625,101	$(10,313,833)	$4,620,795
Net loss per common share, basic and diluted	(0.05)	0.08	(0.28)	0.15
Weighted average number of common shares outstanding basic and diluted	37,331,301	31,341,436	36,676,809	31,341,436

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three Months Ended June 30, 2026

(Unaudited)

Three Months Ended	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total Equity
Balance — March 31, 2025	31,342,285	$3,134	$30,033,430	$-	$(26,473,981)	$3,562,583
Net income	-	-	-	-	2,625,101	2,625,101
Balance — June 30, 2025	31,342,285	3,134	30,033,430	-	(23,848,880)	6,187,684
Balance — March 31, 2026	36,535,389	3,653	43,318,101	(2,062,500)	(28,906,438)	12,352,816
Deferred stock-based compensation for shares issued for services, consultant, valued at $7.50 per share	-	-	-	187,500	-	187,500
Shares issued per equity distribution (at-the-market offering) at $3.99 per share	114,384	11	456,155	-	-	456,166
Shares issued to settle convertible notes (Streeterville) at $2.09 per share	397,777	40	832,413	-	-	832,453
Shares issued to settle convertible notes (Diagonal) at $2.26 per share	70,831	7	159,725	-	-	159,732
Shares issued to settle accounts payable at $2.28 per share	1,308,322	131	2,982,843	-	-	2,982,974
Shares issued to settle accrued liabilities (related parties) at $2.28 per share	825,483	83	1,882,011	-	-	1,882,094
Net loss	-	-	-	-	(1,749,757)	(1,749,757)
Balance — June 30, 2026	39,252,186	$3,925	$49,631,248	$(1,875,000)	$(30,656,195)	$17,103,978

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three Months Ended June 30, 2026

(Unaudited)

Six Months Ended	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total Equity
Balance — December 31, 2024	31,342,285	$3,134	$30,033,430	$-	$(28,469,675)	$1,566,889
Net income	-	-	-	-	4,620,795	4,620,795
Balance — June 30, 2025	31,342,285	3,134	30,033,430	-	(23,848,880)	6,187,684
Balance — December 31, 2025	31,342,285	3,134	30,033,430	-	(20,342,362)	9,694,202
Shares issued for services, consultant, valued at $7.50 per share	300,000	30	2,249,970	(1,875,000)	-	375,000
Stock-based compensation — CEO option exercise valued at $0.10 per share	4,000,000	400	399,600	-	-	400,000
Increase in APIC for officer’s stock-based compensation	-	-	7,611,669	-	-	7,611,669
Shares issued for note settlement valued at $3.26 per share	143,104	14	466,007	-	-	466,021
Shares issued for accounts payable settlement valued at $3.10 per share	500,000	50	1,549,950	-	-	1,550,000
Shares issued for advisory services, underwriter, valued at $4.03 per share	250,000	25	1,007,475	-	-	1,007,500
Shares issued per equity distribution (at-the-market offering) at $3.99 per share	114,384	11	456,155	-	-	456,166
Shares issued to settle convertible notes (Streeterville) at $2.09 per share	397,777	40	832,413	-	-	832,453
Shares issued to settle convertible notes (Diagonal) at $2.26 per share	70,831	7	159,725	-	-	159,732
Shares issued to settle accounts payable at $2.28 per share	1,308,322	131	2,982,843	-	-	2,982,974
Shares issued to settle accrued liabilities (related parties) at $2.28 per share	825,483	83	1,882,011	-	-	1,882,094
Net loss	-	-	-	-	(10,313,833)	(10,313,833)
Balance — June 30, 2026	39,252,186	$3,925	$49,631,248	$(1,875,000)	$(30,656,195)	$17,103,978

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
Cash Flows from operating activities:
Net loss	$(10,313,833)	$4,620,795
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494	787
Shares issued for services	3,257,500	-
Deferred stock based compensation	(1,875,000)	-
Stock-based compensation	8,011,669	-
Loss on extinguishment of debt	310,000	-
Amortization of deferred financing costs and original issue discount	162,994	(14,000)
Loss on issuance of convertible note	247,000	-
Change in fair value of derivative liability	(1,393,458)	-
Unrealized gain on marketable securities	(495,405)	-
Amortization of debt discount, convertible note	1,225,774	-
Marketable securities received as non-cash consideration	(713,600)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,458,391)	(4,756,297)
Accounts payable and accrued liabilities	1,289,130	184,498
Accrued expenses	(751,791)	-
Accrued interest	291,739	13,268
Non-cash debt reclassifications, net of issuance costs reclassified to financing	(24,038)	(46,710)
Net Cash used in operating activities	$(5,229,216)	$2,341
Cash flow from investing activities:
Purchase of capitalized software and equipment	(311,852)	(7,581)
Net Cash used in investing activities	$(311,852)	$(7,581)
Cash flow from financing activities:
Proceeds from convertible note (Streeterville)	6,970,000	-
Proceeds from notes (Diagonal/Boot)	1,043,000	189,963
Repayment of notes (Diagonal/Boot/Allison)	(327,406)	-
Debt issuance costs paid (placement agent and legal)	(565,000)	-
Proceeds from at-the-market equity offering	456,166	-
Net Cash Provided by financing activities	$7,576,760	$189,963
Net change in Cash and cash equivalents for the period	2,035,692	184,723
Cash and cash equivalents at the beginning of the period	202,524	76,356
Cash and cash equivalents at the end of the period	$2,238,216	$261,079
Non-cash investing and financing activities:
Initial recognition of derivative liability — convertible note bifurcation	6,415,000	-
Marketable securities received as non-cash consideration for IR services contracts	713,600	-
Traffic purchase reclassification	(34,038)	-
Shares issued to repay senior secured convertible note (Streeterville)	832,453	-
Shares issued to repay convertible notes (Diagonal/Boot)	625,753	-
Shares issued for settlement of accrued liabilities (related parties)	1,882,094	-
Equity interest in Psquared Inc. received in settlement of accounts receivable	3,000,000	-
Shares issued for settlement of accounts payable	4,532,974	-
Shares issued for consulting and advisory services	3,257,500	-
Supplemental cash flow information:
Cash paid for interest	28,977	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

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

Organization and Principles of Consolidation

On June 16, 2026, the Company announced the formation of Eva Defense Inc. (“Eva Defense”), its first wholly owned subsidiary. Eva Defense was established as a strategic initiative to pursue acquisitions of, and partnerships with, companies in the drone, autonomous systems, and defense technology sectors, including businesses involved in drone technologies, autonomous platforms, artificial intelligence applications, surveillance systems, advanced sensor technologies, and robotics.

As of June 30, 2026, Eva Defense was a newly formed entity with no operating history, no revenues, and no material assets, and the Company had not entered into any definitive agreement to acquire any business or to enter into any partnership through Eva Defense. Any such acquisition or partnership would be subject to the identification of suitable opportunities, the negotiation and execution of definitive agreements, and other conditions, and there can be no assurance that Eva Defense will complete any acquisition or partnership or generate any revenue.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 1 — BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

The Business

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

Recent Developments

Equity Interest in Psquared Inc.

On June 1, 2026, the Company entered into a Debt Settlement and Equity Issuance Agreement with Psquared Inc. (“Psquared”), pursuant to which the Company settled $3,000,000 of outstanding indebtedness owed to the Company by Psquared in exchange for shares of Psquared representing ten percent (10%) of its issued and outstanding equity on a fully diluted basis immediately following issuance. Upon issuance of the shares, the $3,000,000 of indebtedness was deemed fully paid, satisfied, and extinguished, and the parties exchanged mutual releases with respect to the debt. The Psquared shares are not publicly traded.

Proposed Acquisition of Psquared Inc.

On June 10, 2026, the Company announced that it had signed a non-binding letter of intent to acquire Psquared, a performance-marketing company. Under the proposed transaction, Psquared would be operated as a wholly owned subsidiary and its founder would continue to lead the business. The proposed acquisition remains subject to the completion of due diligence, the negotiation and execution of definitive agreements, regulatory approvals, and other customary closing conditions. The Company has not entered into a definitive agreement with respect to Psquared, and there can be no assurance that the Company will enter into a definitive agreement or complete the acquisition on the terms described, or at all. No amounts related to the proposed acquisition are reflected in the accompanying consolidated financial statements.

Discontinued Pursuit of Spiro Senior Care Transaction

On May 27, 2026, the Company announced that it had executed a non-binding letter of intent with Dermatech Mobile Care, d/b/a Spiro Senior Care (“Spiro”), contemplating a strategic partnership under which the Company would acquire a 25% equity interest in the Spiro Senior venture and invest up to $20 million in cash, assets, and resources, and the Company filed a Current Report on Form 8-K with respect to that announcement. On June 12, 2026, the Company announced that it had reached terms for a definitive agreement under which it would hold a 51% ownership interest across Spiro Senior Living and related operating entities, subject to the completion of final documentation. The Company is no longer pursuing the proposed Spiro transaction. The Company did not enter into a definitive agreement with respect to the transaction, and no investment in, or acquisition of, Spiro was consummated. Accordingly, no amounts related to the proposed Spiro transaction are reflected in the accompanying consolidated financial statements.

Proposed Acquisition of Airbeam Wireless Technologies Inc.

Subsequent to June 30, 2026, on July 20, 2026, the Company announced that it had signed a non-binding letter of intent to acquire a controlling 51% interest in Airbeam Wireless Technologies Inc. (“Airbeam”), with an option to acquire the remaining 49%, in a proposed transaction that values Airbeam at approximately $16 million. Airbeam is a wireless semiconductor company focused on 60 GHz connectivity solutions for next-generation communications and autonomous systems. If the transaction is completed, the Company intends to integrate Airbeam’s wireless technology with its artificial intelligence platform through Eva Defense. The proposed acquisition is subject to the completion of due diligence, the negotiation and execution of definitive agreements, and other customary closing conditions. The Company has not entered into a definitive agreement with respect to Airbeam, and there can be no assurance that the proposed transaction will be completed on the terms described, or at all. See Note 12 — Subsequent Events.

Other Transactions During the Period

During the six months ended June 30, 2026, the Company completed a number of financing and equity transactions, including sales of common stock under its Equity Distribution Agreement dated April 14, 2026, the issuance and conversion of convertible promissory notes, and the settlement of accrued liabilities and accounts payable through the issuance of common stock. These transactions did not change the nature of the Company’s operations and are described in Note 9 — Debt Financing, Note 10 — Stockholders’ Equity, and Note 8 — Related Party Transactions.

Corporate Information

The Company’s principal office is The Plaza, 1800 Century Park East, Suite 600, Los Angeles, CA 90067 (“California Lease”), and our corporate website is www.eva.live.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026.

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

Cash and Cash Equivalents

Cash and cash equivalents include Cash on hand, deposits at banking institutions, and all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash balances of $2,238,216 and $202,524 as of June 30, 2026 and December 31, 2025, respectively.

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

During the three months ended June 30, 2026, the Company commenced one new marketing service contract with a non-affiliated counterparty, which involves both cash consideration and non-cash consideration in the form of restricted shares of the customer’s common stock. Revenue under these contracts is recognized over time on a straight-line basis over the contract service period, as the Company’s customers simultaneously receive and consume the benefits of the services as they are performed (single performance obligation satisfied over time under ASC 606-10-25-27). The non-cash consideration is measured at fair value at contract inception per ASC 606-10-32-21 and recorded as a contract liability (deferred revenue) until earned. See Note 4 — Revenue Recognition.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Trade accounts receivable is recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable in accordance with ASC 326, Financial Instruments — Credit Losses, using the current expected credit loss (“CECL”) methodology. Under this framework, the Company estimates expected credit losses over the contractual term of its receivables based on historical loss experience, current conditions, and reasonable and supportable forecasts.

The assessment requires significant management judgment, particularly given the Company’s customer concentration, the programmatic advertising industry’s extended payment cycles, and the material proportion of balances aged beyond 90 days. As of June 30, 2026 and December 31, 2025, gross trade accounts receivable totaled $18,844,534 and $17,386,143, respectively, against which the Company maintained an allowance for credit losses of $1,379,519 at each date, resulting in net trade accounts receivable of $17,465,015 and $16,006,624, respectively. Of the June 30, 2026, balance, approximately $15,408,659, or 88%, was aged more than 90 days from the invoice date. As of December 31, 2025, approximately 79% of trade accounts receivable were aged more than 90 days.

Aging bucket	June 30, 2026
Current	$(1,941,306)
1 – 30 days	692,820
31 – 60 days	(63,258)
61 – 90 days	368,100
91 days and over	18,408,659
Total trade accounts receivable, net	$17,465,015

The Current bucket above includes a $(3,000,000) credit arising from the settlement of Psquared Inc. trade receivables in exchange for an equity interest, which is presented as a current-period credit rather than against the aged balance from which it arose. Excluding that credit, the Current bucket was $1,058,694 and balances aged more than 90 days were $15,408,659, or approximately 88% of net trade accounts receivable. Amounts in the schedule above are stated net of the allowance for credit losses of $1,379,519 recorded at June 30, 2026; gross trade accounts receivable at that date were $18,844,534.

The Company’s receivables are concentrated among a limited number of customers. As of June 30, 2026, the three largest customer balances represented approximately 63% of trade accounts receivable and the five largest represented approximately 79%, with no other customer exceeding 5%. Nonpayment by any one of these customers could have a material adverse effect on the Company’s financial position and results of operations.

Management assesses collectability on a customer-by-customer basis, considering the creditworthiness of counterparties (including publicly traded entities subject to SEC reporting), the aging of individual balances, the results of collection efforts and negotiations with customers, the continuation of service relationships, and subsequent collections evidence. Based on this assessment, the Company recorded an allowance for credit losses of $1,379,519 as of both June 30, 2026 and December 31, 2025, representing approximately 7% and 8% of gross trade accounts receivable, respectively. A change in management’s assessment of any of the factors described above, including the extended aging profile of the portfolio and the concentration of balances among a small number of customers, could result in the recognition of a material additional allowance in future periods.

Bad debt expense was $0 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $0 for the six months ended June 30, 2026 and 2025, respectively. No amounts were written off against the allowance during the periods presented.

During the three months ended June 30, 2026, the Company settled $3,000,000 of trade receivables due from Psquared Inc. in exchange for an equity interest in Psquared. The settled receivable was derecognized and the equity interest received was recorded as an equity investment under ASC 321, Investments — Equity Securities. The settlement was a non-cash transaction and is excluded from the change in accounts receivable presented in the condensed consolidated statements of cash flows. Following the settlement, the Company continued to hold a trade receivable from Psquared of $3,918,180 as of June 30, 2026, substantially all of which was aged more than 90 days. See Note 2 — Summary of Significant Accounting Policies for additional information.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Office Lease

The Company’s office arrangements comprise a month-to-month arrangement for its Los Angeles corporate office and a fixed-term membership subscription for its Las Vegas office. In each case the provider retains a substantive right to substitute or relocate the space, so the Company does not have the right to control the use of an identified asset and the arrangements do not meet the definition of a lease under ASC 842, Leases. Office facility costs are recognized in general and administrative expenses as incurred and were $8,887 and $1,746 for the six months ended June 30, 2026 and 2025, respectively. See Note 6 — Commitments and Contingencies for the terms of these arrangements and the related committed payments.

Marketable Securities and Equity Securities Received as Non-Cash Consideration

During the six months ended June 30, 2026, the Company received equity securities of two non-affiliate counterparties as non-cash consideration under marketing service agreements (see Note 4 — Revenue Recognition). Of these, 35,000 restricted shares of Jet.AI, Inc. (“JTAI”) were received during the three months ended June 30, 2026. The Company accounts for these equity securities at fair value with changes in fair value recognized in net income, in accordance with ASC 321, Investments — Equity Securities.

Fair value is determined using the unadjusted quoted market price of the underlying common stock at the contract inception date and at each subsequent reporting date. Six-month Rule 144 holding periods applicable to the underlying securities are holder-specific restrictions that are not characteristics of the securities themselves and accordingly do not affect fair value measurement; no discount for lack of marketability has been applied. Share counts and per-share amounts reflect Braiin Limited’s three-for-one forward stock split effective April 28, 2026 and Jet.AI’s two-hundred-for-one share consolidation effected in the first quarter of 2026.

As of June 30, 2026, the carrying amount of equity securities received as non-cash consideration was $1,209,005, comprising $918,000 attributable to Braiin Limited (“BRAI”) and $291,005 attributable to JTAI, against an aggregate cost basis of $713,600. For the three months ended June 30, 2026, the Company recognized an aggregate unrealized gain of $636,005 on these securities ($570,000 on BRAI and $66,005 on JTAI), classified within “Marketable securities gain (loss), unrealized” in the condensed consolidated statements of operations. For the six months ended June 30, 2026, the Company recognized an aggregate unrealized gain of $495,405, consisting of an unrealized gain of $514,000 on BRAI and an unrealized loss of $18,595 on JTAI.

At June 30, 2026, all of the equity securities held were subject to Rule 144 holding-period restrictions, with remaining durations ranging from less than one month to approximately three and one-half months.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company places its cash with major banking institutions. Balances at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor, per insured institution. The Company had cash balances of $2,238,216 and $202,524 as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, cash balances exceeded federally insured limits by approximately $1,988,216. As of December 31, 2025, the Company’s cash balance did not exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to significant credit risk on cash.

Concentrations of credit risk with respect to trade accounts receivable are significant. As of June 30, 2026, three customers individually accounted for approximately 22%, 20% and 20% of trade accounts receivable, or approximately 63% in the aggregate, and the five largest customer balances represented approximately 79% in the aggregate. As of December 31, 2025, three customers accounted for approximately 73% of trade accounts receivable. The Company does not generally require collateral or other security in support of its receivables.

A substantial portion of these balances is aged beyond 90 days. Nonpayment by any one of the Company’s largest customers could have a material adverse effect on the Company’s financial position and results of operations. See “Accounts Receivable and Allowance for Credit Losses” above for further information regarding the aging of trade accounts receivable and management’s assessment of collectability.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Where the conversion feature is exercisable at the holder’s option, and the conversion ratio is variable based on inputs (such as a percentage of the lowest VWAP over a trailing period) that fail the indexation test of ASC 815-40-15-7C, the feature is bifurcated and accounted for as a derivative liability at fair value, with changes in fair value recognized in earnings. The host debt is recorded at residual proceeds after allocation to the derivative; where the derivative fair value exceeds the proceeds available for allocation to the host debt, the excess is recognized as a Day-1 loss in earnings at issuance.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company ranks the fair value hierarchy of information sources from Level 1 (best) to Level 3 (worst). The Company uses these three levels to select inputs for valuation techniques:

Level 1	Level 2	Level 3
Level 1 is a quoted price for an identical item in an active market on the measurement date. This is the most reliable evidence of fair value and is used whenever this information is available.	Level 2 is directly or indirectly observable inputs other than quoted prices. An example of a Level 2 input is a valuation multiple for a business unit based on comparable entities’ sales.	Level 3 is an unobservable input. It may include the Company’s data, adjusted for other reasonably available information. Examples of a Level 3 input are an internally generated financial forecast.

As of June 30, 2026, the Company’s recurring fair value measurements consist of (i) marketable equity securities of $1,209,005 (Level 1) and (ii) the compound embedded derivative liability of $4,562,001 (Level 3), associated with the Streeterville convertible note (see Note 9).

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) is calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2026 and 2025, the Company had 39,252,186 and 31,342,285 shares of common stock issued and outstanding, respectively.

For the three and six months ended June 30, 2026, common stock equivalents were anti-dilutive due to the net losses of $1,749,757 and $10,313,833, respectively, and were therefore excluded from the computation of diluted EPS. The common stock equivalents excluded consisted of options to purchase 16,000,000 shares of common stock, 250,000 nonvested restricted shares of common stock, and shares issuable upon conversion of the Company’s outstanding convertible notes payable, which had an aggregate principal balance of $7,700,351 at June 30, 2026 (see Note 9 — Debt Financing). The conversion prices of those notes are variable, being determined by reference to a discount to the market price of the Company’s common stock at the time of conversion, and the number of shares issuable upon conversion is accordingly not determinable at the reporting date; conversions during the six months ended June 30, 2026, resulted in the issuance of 611,712 shares of common stock.

For the three and six months ended June 30, 2025, the Company had convertible promissory notes outstanding with an aggregate principal balance of $289,963 at June 30, 2025 and had no options or warrants outstanding. The effect of applying the if-converted method to those notes was not material, and diluted per-share amounts equal basic per-share amounts for those periods.

The weighted average number of common shares outstanding used to compute basic and diluted net income (loss) per share was 37,331,301 and 31,341,436 for the three months ended June 30, 2026 and 2025, respectively, and 36,676,809 and 31,341,436 for the six months ended June 30, 2026 and 2025, respectively. Basic and diluted net income (loss) per common share was $(0.05) and $0.08 for the three months ended June 30, 2026 and 2025, respectively, and $(0.28) and $0.15 for the six months ended June 30, 2026 and 2025, respectively.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of additional information about specific expense categories in the notes to financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. The Company is evaluating the impact of this standard on its disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC are not, or are not believed by management to be, material to the Company’s present or future consolidated financial statements.

Reclassification — SAB Topic 1.M / SAB Topic 1.N (SAB 99 / SAB 108)

During the six months ended June 30, 2026, the Company identified two classification errors affecting previously reported periods, each arising from the automatic categorization rules applied by the Company’s bank-feed accounting integration. In both cases the cash outflow was recorded in the correct amount and in the correct period; only the line items to which it was assigned were incorrect.

(a) Boot Capital LLC installment payments

Three monthly installment payments aggregating $38,121 made to Boot Capital LLC during the quarter ended December 31, 2025, in respect of the Boot #1 convertible note had been recorded to a cost-of-revenue line item rather than to notes payable principal repayment ($34,037) and interest expense ($4,084).

The Company evaluated the misstatement under SEC Staff Accounting Bulletin Topic 1.M and concluded that it is immaterial to the financial statements for the year ended December 31, 2025, taken as a whole, both quantitatively (0.42% of net income for that year) and qualitatively. The Company corrected the misstatement on an out-of-period basis in the three months ended March 31, 2026, in accordance with SAB Topic 1.N rather than restating the prior year. The correction reclassified $34,037 to notes payable principal reduction and $4,084 to interest expense, with no effect on net loss.

(b) Placement agent fee

A payment of $412,500 made in March 2026 to the placement agent for the $7,560,000 senior secured convertible promissory note issued to Streeterville Capital, LLC in February 2026 had been recorded to media traffic expense rather than as a cost of issuing the note. Of the $412,500 paid, $402,500 had been separately recorded as a discount against the carrying amount of the note in accordance with ASC 835-30-45-1A; the remaining $10,000 is recognized as expense.

The correction reclassifies $412,500 from media traffic to professional fees within general and administrative expenses. Because the $402,500 credit arising on capitalization of the fee had already been recorded within professional fees, the net charge remaining in that caption is $10,000. The correction has no effect on total operating expenses, operating loss, net loss, loss per common share, total assets, total liabilities, stockholders’ equity or cash and cash equivalents in any period presented. In the condensed consolidated statement of cash flows, the $412,500 is presented within financing activities as debt issuance costs paid, consistent with ASC 230-10-45-15; the net change in cash and cash equivalents is unchanged.

The Company evaluated this misstatement under SAB Topic 1.M and concluded that it is immaterial, both quantitatively — representing 2.3% of total operating expenses for the six months ended June 30, 2026 — and qualitatively, as it affects only the allocation of expense between two captions within operating expenses and no measure of earnings. Because the misstatement arose in a prior interim period of the same fiscal year, the Company also considered ASC 250-10-45-27 and SAB Topic 1.N and determined that restatement of the previously issued interim financial statements for the three months ended March 31, 2026, is not required.

The Company has enhanced its controls over the classification of disbursements, including verification of the beneficiary named in each outgoing wire against the vendor recorded in the general ledger and review of disbursements above a defined threshold prior to posting. Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026, is set out in Part I, Item 4 of this Quarterly Report.

Rounding Error

Due to rounding, the numbers presented in the financial statements for the periods ending June 30, 2026 and December 31, 2025, and throughout the report, may not precisely add up to the totals provided, and percentages may not accurately reflect the absolute figures.

NOTE 3 — GOING CONCERN

Basis of Going Concern Evaluation

In accordance with FASB Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, management evaluates at each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management performed this evaluation as of the date these unaudited condensed consolidated financial statements were issued, and considered the conditions and events described below in the aggregate, before consideration of management’s plans, as required by ASC 205-40-50-4.

Conditions and Events Considered

Results of operations. For the six months ended June 30, 2026, the Company recorded revenue of $8,107,621, an operating loss of $9,968,607 and a net loss of $10,313,833, compared with revenue of $7,820,232, operating income of $4,634,063 and net income of $4,620,795 for the six months ended June 30, 2025. For the fiscal years ended December 31, 2025, 2024 and 2023, the Company recorded net income (loss) of $8,127,313, $(3,753,268) and $(6,610,119), respectively. As of June 30, 2026, the Company had an accumulated deficit of $30,656,195.

The net loss for the six months ended June 30, 2026, includes $8,737,968 of net non-cash charges, consisting principally of $8,011,669 of stock-based compensation (including $7,611,669 recognized on the vesting of the first tranche of the Chief Executive Officer’s option award), $3,257,500 of common stock issued for consulting and underwriting services (against which $1,875,000 was recorded as deferred stock-based compensation), $1,225,774 of amortization of debt discount on the Streeterville Note and $162,994 of amortization of original issue discount and deferred financing costs, $310,000 of loss on settlement of payable, $247,000 of loss on issuance of convertible note and $494 of depreciation, partially offset by a $1,393,458 gain on the change in fair value of the compound embedded derivative and $1,209,005 of marketable securities received as consideration. Management does not regard the exclusion of these non-cash charges as demonstrating that the Company’s operations were self-funding during the period, because operating activities used cash of $5,229,216 over the same six months.

Liquidity and cash flows. Operating activities used cash of $5,229,216 during the six months ended June 30, 2026, compared with cash provided by operating activities of $2,341 in the comparative period. Investing activities used $311,852 and financing activities provided $7,576,760, consisting principally of $6,970,000 of gross proceeds from the Streeterville Note, $1,043,000 of proceeds from other promissory notes and $456,166 of net proceeds from at-the-market sales of common stock, less $565,000 of debt issuance costs paid and $327,406 of note repayments. Cash and cash equivalents were $2,238,216 at June 30, 2026, compared with $202,524 at December 31, 2025. Substantially all of the increase in cash during the period was funded by financing activities rather than by operations.

Cash used in operating activities averaged approximately $871,536 per month during the six months ended June 30, 2026. At that rate of consumption, the Company’s cash and cash equivalents at June 30, 2026, would fund operations for approximately three months, absent collections of accounts receivable in amounts and on a timetable not yet demonstrated, additional financing, or reductions in operating expenditures.

Working capital composition. As of June 30, 2026, the Company had total current assets of $21,048,847, total current liabilities of $1,609,283, working capital of $19,439,564 and total stockholders’ equity of $17,103,978. Working capital is composed principally of non-cash assets: net accounts receivable of $17,465,015 represented approximately 83% of total current assets and marketable securities represented a further $1,209,005, while cash and cash equivalents represented approximately 11%. Management has concluded that the Company’s positive working capital position does not, by itself, demonstrate the ability to meet obligations as they become due within the look-forward period, because the realization of that working capital in cash depends on the collection of aged receivables discussed below.

Accounts receivable. Gross trade accounts receivable were $18,844,534 at June 30, 2026 and $17,386,143 at December 31, 2025, against which the Company maintained an allowance for doubtful accounts of $1,379,519 at each date, resulting in net trade accounts receivable of $17,465,015 and $16,006,624, respectively. Of the net balance at June 30, 2026, approximately $15,408,659, or 88%, was aged more than 90 days from invoice date. Accounts receivable increased $4,458,391 during the six months notwithstanding revenue of $8,107,621 for the period, and balances remain concentrated among a limited number of media-buying counterparties, with the five largest representing approximately $13,750,215, or 79%, of the net balance (see Note 2 — Summary of Significant Accounting Policies). In addition, $3,000,000 of receivables were realized during the period through the receipt of non-marketable equity securities of Psquared Inc. rather than in cash, and $1,209,005 through the receipt of marketable securities. The proportion of receivables settled other than in cash, and the extended aging of the remaining balances, are conditions management considered in its evaluation.

NOTE 3 — GOING CONCERN (continued)

Media traffic purchase costs. Media traffic purchase costs were $6,778,484, or approximately 84% of revenue, for the six months ended June 30, 2026, compared with $2,476,546, or approximately 32% of revenue, for the six months ended June 30, 2025 and $6,920,445, or approximately 41% of revenue, for the year ended December 31, 2025. Within the current period, media traffic purchase costs were approximately 96% of revenue in the first quarter and approximately 73% of revenue in the second quarter. Although the second-quarter ratio improved sequentially, it remains materially above historical levels and compressed gross margin during the period.

Debt obligations maturing within the look-forward period. As of June 30, 2026, the Company had notes payable of $1,325,351, comprising convertible promissory notes issued to 1800 Diagonal Lending, LLC of $913,211, convertible promissory notes issued to Boot Capital LLC of $202,140, a non-convertible note payable of $100,000 and a convertible note payable of $110,000, together with accrued interest of $283,932. All of these obligations are classified as current and mature within the one-year look-forward period. Interest expense for the six months ended June 30, 2026, was $1,677,089, compared with $13,268 for the comparative period.

Streeterville Note. On February 26, 2026, the Company issued a Senior Secured Convertible Promissory Note to Streeterville Capital, LLC in the original principal amount of $7,560,000 (the “Streeterville Note”) (see Note 9 — Debt Financing). During the six months ended June 30, 2026, $1,085,000 of principal was converted into shares of common stock, leaving $6,475,000 of principal outstanding at June 30, 2026, with unamortized debt discount of $5,375,138 and a net carrying value of $1,099,862. The Streeterville Note matures on February 26, 2028, which is outside the one-year look-forward period under ASC 205-40, and is convertible at the holder’s election into shares of the Company’s common stock at a conversion price equal to 87% of the lowest daily volume-weighted average price of the common stock during the ten trading-day period preceding the applicable conversion date, subject to a floor price equal to 20% of the Nasdaq Official Closing Price of the common stock on the effective date of the Streeterville Note (the “Floor Price”). The Nasdaq Official Closing Price on February 26, 2026, was $5.20, resulting in a Floor Price of $1.04. The conversion feature and related rights have been bifurcated and accounted for as a compound embedded derivative with a fair value of $4,562,001 at June 30, 2026 (see Note 9 — Debt Financing).

The Streeterville Note also includes a redemption right exercisable by the holder if the Nasdaq Official Closing Price of the Company’s common stock is below the Floor Price of $1.04 for ten consecutive trading days. If exercised, the holder may demand cash redemption of all or a portion of the outstanding balance, in monthly amounts not to exceed the outstanding balance divided by the number of months remaining until the maturity date plus accrued interest, payable within two trading days of the redemption notice. Based on the $6,475,000 of principal outstanding at June 30, 2026 and the approximately twenty months then remaining to the February 26, 2028, maturity date, monthly redemption demands could approximate $323,750 plus accrued interest, or approximately $3,885,000 in the aggregate over the one-year look-forward period.

The Company’s common stock declined materially between the effective date of the Streeterville Note and the end of the period. Shares issued in the at-the-market offering during April and May 2026 were sold at prices of approximately $3.97 to $4.19 per share, shares issued in settlement of the Streeterville Note during the second quarter were issued at an average of approximately $2.09 per share, and shares issued on June 10, 2026, in settlement of accounts payable and related-party liabilities were issued at $2.28 per share. The closing price of the common stock was $2.63 on June 30, 2026, compared with $5.20 on the effective date of the Streeterville Note, a decline of approximately 49%. Management has evaluated the likelihood of the contingent redemption right being triggered during the look-forward period and considers that likelihood to be reasonably possible rather than remote. In reaching that assessment management considered the rate of decline in the trading price of the common stock during the period, the fact that conversions of the Streeterville Note are effected at a discount to the lowest volume-weighted average price over a preceding ten trading-day period and are settled in shares, which increases the number of shares outstanding, and the Company’s continuing sales of common stock under the Equity Distribution Agreement. If the redemption right were exercised, the Company does not currently hold cash sufficient to satisfy sustained redemption demands, and the contingent obligation has been considered by management as part of its evaluation under ASC 205-40.

Proposed transactions. The Company has entered into non-binding letters of intent with respect to the proposed acquisitions of Psquared Inc. and Airbeam Wireless Technologies Inc., and formed Eva Defense Inc. to pursue acquisitions in the drone, autonomous systems and defense technology sectors (see Note 1 — Business Description and Nature of Operations and Note 12 — Subsequent Events). No definitive agreements have been executed and no amounts related to these transactions are reflected in the accompanying unaudited condensed consolidated financial statements. These proposed transactions are not sources of liquidity, and their consummation could require the Company to fund cash consideration, transaction costs and the working capital requirements of the acquired businesses during the look-forward period.

Management has concluded that, considered in the aggregate and before consideration of management’s plans, the conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued.

NOTE 3 — GOING CONCERN (continued)

Management’s Plans

Management has evaluated the conditions and events described above and has identified the following plans. In accordance with ASC 205-40-50-6, only plans that are both probable of being effectively implemented and probable of mitigating the conditions giving rise to substantial doubt have been considered in reaching the conclusion set out below.

(a) Maxim Equity Distribution Agreement (at-the-market offering). On April 14, 2026, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”) providing for the offer and sale, from time to time and at the Company’s discretion, of shares of common stock having an aggregate offering price of up to $100,000,000. Sales may be made in transactions deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, under the Company’s shelf Registration Statement on Form S-3 (File No. 333-294416) declared effective on March 24, 2026. Maxim is entitled to a commission of 3.0% of the gross sales price, and the agreement has a term of twelve months from execution. From execution through June 30, 2026, the Company sold 114,384 shares under the agreement for gross proceeds of approximately $470,274 and net proceeds of $456,166, representing an average of approximately $180,000 per month of net proceeds against average monthly operating cash usage of approximately $871,536.

At June 30, 2026, 4,125,000 shares of the Company’s common stock, representing approximately 10.5% of the 39,252,186 shares then outstanding, were held by non-affiliates. Computed by reference to the closing price of the common stock of $2.63 on June 30, 2026, the aggregate market value of those shares was $10,848,750. Because that amount is below $75,000,000, the Company’s use of Form S-3 for primary offerings is limited by General Instruction I.B.6 thereto to sales having an aggregate market value of no more than one-third of the public float, or $3,616,250, in any period of twelve calendar months; after giving effect to the $470,274 of gross sales made under the Equity Distribution Agreement through June 30, 2026, remaining capacity is approximately $3,145,976. The $100,000,000 authorized under the Equity Distribution Agreement is accordingly not available to the Company while its public float remains below $75,000,000, which at the present non-affiliate share count would require a trading price above approximately $18.18 per share. The limitation is not a fixed annual allowance: it is retested at the time of each sale by reference to the Company’s public float computed as of a date within 60 days prior to that sale, so that further declines in the trading price of the common stock would reduce available capacity.

Remaining capacity of approximately $3,145,976, or approximately $3,051,597 net of Maxim’s 3.0% commission, compares with average monthly operating cash usage of approximately $871,536 during the six months ended June 30, 2026 and would fund approximately three and one-half months of operations at that rate. Utilization of that capacity at the June 30, 2026, closing price would require the sale of approximately 1,196,189 shares, or approximately 29% of the Company’s public float. Management considers the facility to remain available and within the Company’s discretion to utilize, but has concluded that it is not probable of generating proceeds sufficient to mitigate the conditions described above.

(b) Normalization of media traffic purchase costs. Management expects media traffic purchase costs as a percentage of revenue to continue to revert toward historical levels of approximately 41% to 45% as campaign mix normalizes, following the sequential improvement from approximately 96% of revenue in the first quarter of fiscal 2026 to approximately 73% in the second quarter. The expected normalization, if achieved, would reduce operating losses and improve operating cash flow. Because the ratio depends on campaign mix and on pricing negotiated with third-party traffic suppliers, management has not concluded that further normalization within the look-forward period is probable.

(c) Collection of outstanding accounts receivable. Management is actively engaged with the Company’s largest counterparties regarding collection of the $15,408,659 of net receivables aged more than 90 days at June 30, 2026, and expects a substantial portion of these balances to be collected within the look-forward period based on counterparty confirmations received to date, the Company’s historical collection experience with these counterparties, and the absence of disputes regarding amounts owed. Realization of these balances in cash would materially augment the Company’s cash position. Collection depends on the performance of third parties and is not within management’s control; receivables increased during the six months notwithstanding collection efforts, and a portion of the amounts realized during the period was received in securities rather than cash.

NOTE 3 — GOING CONCERN (continued)

(d) Reduction of general and administrative run-rate. General and administrative expenses were $11,297,250 for the six months ended June 30, 2026, compared with $708,836 for the comparative period. Of the current-period amount, $7,611,669 represents the non-cash, non-recurring stock-based compensation charge recognized on the January 1, 2026, vesting of the first tranche of the Chief Executive Officer’s option award (see Note 7 — Stock-Based Compensation), and the balance of $3,685,581 comprises principally consulting fees of $1,491,647, professional and legal fees of $1,038,040, advertising and promotion of $624,208 and salaries and payroll of $457,380. Sequentially, general and administrative expenses declined from $9,279,934 in the first quarter of fiscal 2026 to $2,017,316 in the second quarter, of which approximately $1,829,816 was cash. Management’s plan to reduce the cash run-rate includes the non-recurrence of professional and consulting fees associated with the fiscal year 2025 Annual Report on Form 10-K and with the Streeterville Note placement, renegotiation of consulting fee schedules at contract renewal points beginning in the third quarter of fiscal 2026, and consolidation of certain accounting and advisory functions internally as a permanent Chief Financial Officer is recruited and onboarded. Management projects that cash general and administrative expenses will decline by approximately 30% to 40% in the second half of fiscal 2026 relative to the cash component recorded in the second quarter. Even if achieved in full, this reduction would not by itself offset the operating cash usage described above.

Conversion of the Streeterville Note into common stock is exercisable at the election of the holder and is not a plan within management’s control; accordingly, potential conversions have not been considered as a plan under ASC 205-40. The Streeterville Note matures on February 26, 2028, outside the look-forward period, and is described above under “Conditions and Events Considered.”

Conclusion

Management has evaluated the plans described above. The Equity Distribution Agreement remains available and is within the Company’s discretion to utilize; however, the Company’s ability to sell shares under its Form S-3 is limited by General Instruction I.B.6 to approximately $3,145,976 over the twelve months following June 30, 2026, and utilization of that capacity would require the sale of shares representing approximately 29% of the Company’s public float. The Company’s cash and cash equivalents of $2,238,216 at June 30, 2026, together with the full remaining capacity net of commissions, total approximately $5,289,813 and would fund approximately six months of operations at the average rate of operating cash usage for the six months then ended, against operating cash requirements of approximately $10,458,432 over the one-year look-forward period at that rate. Management has accordingly not concluded that proceeds sufficient to mitigate the conditions described above are probable of being realized under that facility. The remaining plans depend in significant part on the performance of third parties — the collection of aged receivables and the pricing of media traffic — and are therefore not wholly within management’s control.

Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Continued Listing Compliance

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “GOAI” and is subject to the continued listing requirements of the Nasdaq Stock Market LLC, including the minimum stockholders’ equity requirement of $2,500,000 set forth in Nasdaq Listing Rule 5550(b)(1). As of June 30, 2026, the Company’s total stockholders’ equity of $17,103,978 exceeded that requirement by $14,603,978. Stockholders’ equity at that date reflects net accounts receivable of $17,465,015; a change in management’s assessment of the collectability of those receivables resulting in the recognition of an additional allowance could reduce stockholders’ equity materially. Management monitors compliance with the continued listing requirements on an ongoing basis.

NOTE 4 — REVENUE RECOGNITION

The Company’s revenue for the three and six months ended June 30, 2026 and 2025 was generated principally from two streams: (i) digital advertising and media-monetization services delivered through the Eva Platform and the Eva XML Platform; and (ii) AI-driven marketing services provided to Nasdaq-listed and non-U.S. listed corporate customers under agreements that include both cash and non-cash consideration.

Advertising revenue is recognized when the Company satisfies its performance obligations under each insertion order with the customer, generally over the campaign delivery period. Marketing services revenue is recognized over time on a straight-line basis over the contract service period, consistent with the integrated and continuous nature of the services.

Disaggregation of Revenue

The following table disaggregates revenue by service stream:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue stream	2026	2025	2026	2025
Digital advertising and media monetization	$3,042,487	$4,138,712	$6,294,021	$7,820,232
AI-driven marketing services	1,161,903	—	1,813,600	—
Total revenue	$4,204,390	$4,138,712	$8,107,621	$7,820,232

AI-driven marketing services, which generated no revenue in either prior-year period, represented approximately 28% of revenue for the three months ended June 30, 2026 and approximately 22% for the six months then ended. Revenue from that stream was earned under three arrangements, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Arrangement	2026	2025	2026	2025
Jet.AI, Inc. — January 2026 agreement	$113,846	$—	$647,500	$—
Jet.AI, Inc. — April 2026 agreement	462,100	—	462,100	—
Braiin Limited — March 2026 agreement	585,957	—	704,000	—
Total marketing services revenue	$1,161,903	$—	$1,813,600	$—

JTAI Investor Relations Contract

On January 1, 2026, the Company entered into an AI-driven marketing services agreement with Jet.AI, Inc. (“JTAI”), a Nasdaq-listed issuer. The agreement provided for a 91-day service window from January 16, 2026 through April 16, 2026, with cash consideration of $550,000 payable in three monthly tranches and non-cash consideration consisting of 150,000 restricted shares of JTAI common stock received at contract inception. The total transaction price of $647,500 was determined as the sum of cash consideration ($550,000) and the fair value of the JTAI shares at contract inception ($97,500, computed as 150,000 shares × $0.65, the closing price of JTAI common stock on December 31, 2025, being the last quoted price preceding contract inception).

The Company concluded that the agreement contained a single performance obligation — the provision of integrated AI-driven marketing services over the contract service period — satisfied over time under ASC 606-10-25-27. Revenue was recognized on a straight-line basis at $7,115.38 per day ($647,500 ÷ 91 days). The Company recognized $533,654 of revenue under this agreement during the three months ended March 31, 2026 (75 days) and $113,846 during the three months ended June 30, 2026 (16 days, April 1 through April 16, 2026), at which date the performance obligation was fully satisfied and the entire transaction price of $647,500 had been recognized. All cash consideration was received during the three months ended March 31, 2026, and no contract liability remained under this agreement at June 30, 2026.

Jet.AI, Inc. — April 2026 Agreement

On April 10, 2026, the Company entered into a further AI-driven marketing services arrangement with JTAI, evidenced by Invoice No. 5868, providing for a 31-day service window from April 10, 2026 through May 10, 2026. Consideration comprised $250,000 in cash, received April 14, 2026, and 35,000 restricted shares of JTAI common stock issued April 14, 2026. The total transaction price of $462,100 was determined as the sum of cash consideration ($250,000) and the fair value of the JTAI shares at contract inception ($212,100, computed as 35,000 shares × $6.06, the closing price of JTAI common stock on April 10, 2026), measured in accordance with ASC 606-10-32-21.

The arrangement comprises the same integrated services as the January 2026 agreement and likewise contains a single performance obligation satisfied over time. Consideration received in advance of performance was recorded as a contract liability under ASC 606-10-45-2 and released to revenue on a straight-line basis at $14,906.45 per day ($462,100 ÷ 31 days), of which $313,036 was recognized for the period April 10 through April 30, 2026 and $149,064 for the period May 1 through May 10, 2026. The performance obligation was fully satisfied at May 10, 2026 and no contract liability remained at June 30, 2026. The Company assessed the two JTAI arrangements under ASC 606-10-25-9 and concluded that they are accounted for as separate contracts, as the April 2026 arrangement was negotiated after the initial term, covers a distinct service period and is priced independently.

NOTE 4 — REVENUE RECOGNITION (continued)

Braiin Limited Investor Relations Contract

On March 5, 2026, the Company entered into an AI-driven marketing services agreement with Braiin Limited (“Braiin”), a Western Australia-based issuer trading on Nasdaq under the symbol “BRAI.” The agreement provided for a 9-month service period from March 12, 2026 through December 12, 2026 (276 days), with cash consideration of $1,225,000 payable in non-uniform monthly tranches and non-cash consideration consisting of 50,000 restricted shares of Braiin common stock received at contract inception. The total transaction price of $1,629,000 was determined as the sum of cash consideration ($1,225,000) and the fair value of the Braiin shares at contract inception ($404,000, computed as 50,000 shares × $8.08, the closing price of Braiin common stock on March 5, 2026). Revenue was recognized on a straight-line basis at $5,902.17 per day, of which $118,043 was recognized during the three months ended March 31, 2026 (20 days) and $177,065 during April 2026 (30 days).

The agreement was terminated by mutual agreement of the parties effective April 30, 2026. The Company had received cash consideration of $300,000 and retained the 50,000 shares received at inception; all fees received were earned and are not subject to refund or clawback, and the remaining scheduled cash fees of $925,000 were extinguished, with no receivable recorded in respect of those amounts. The second cash tranche of $150,000 was funded on the Company’s behalf by an entity wholly owned by an officer of the Company and was subsequently repaid to that entity, such that cash consideration received and retained by the Company under the agreement was $300,000 (see Note 8 — Related Party Transactions). Because the Company has no remaining performance obligation under the arrangement and the consideration received is not refundable, the remaining contract liability of $408,892, representing consideration received of $704,000 less revenue previously recognized of $295,108, was recognized as revenue during the three months ended June 30, 2026. Total revenue recognized under the Braiin arrangement was $585,957 for the three months ended June 30, 2026 and $704,000 for the six months then ended.

Contract Liabilities (Deferred Revenue)

The Company had no contract liabilities at June 30, 2026 or December 31, 2025, as all performance obligations under the arrangements described above had been satisfied or extinguished at the reporting date. Activity in contract liabilities for the six months ended June 30, 2026, was as follows:

Six Months Ended June 30, 2026
Balance, December 31, 2025	$—
Cash consideration received	1,250,000
Non-cash consideration received (equity securities)	713,600
Cash consideration returned	(150,000)
Revenue recognized	(1,813,600)
Balance, June 30, 2026	$—

No contract liability existed at December 31, 2025, and accordingly no revenue recognized during the six months ended June 30, 2026, was included in the contract liability balance at the beginning of that period. Revenue recognized during the three months ended June 30, 2026, that was included in the contract liability balance at March 31, 2026, was $549,803.

Equity Securities Received as Non-Cash Consideration

The restricted shares of JTAI and Braiin common stock received as non-cash consideration under the arrangements described above are accounted for as investments in equity securities under FASB Accounting Standards Codification (“ASC”) 321, Investments—Equity Securities. The Company has not elected the measurement alternative under ASC 321-10-35-2 or the net asset value practical expedient under ASC 820-10-35-59. Accordingly, the securities are measured at fair value with changes in fair value recognized in earnings under ASC 321-10-35-1.

At contract inception the securities are recorded at fair value, which also represents the non-cash consideration component of the transaction price under ASC 606-10-32-21, with an offsetting credit to the related contract liability. At each subsequent reporting date the securities are remeasured to fair value using unadjusted quoted market prices on the principal exchange on which the underlying common stock trades, with the resulting unrealized gain or loss recognized in the consolidated statements of operations. During the six months ended June 30, 2026, the Company received equity securities with an aggregate fair value at contract inception of $713,600.

Issuer / Symbol	Shares held at 6/30/26	Cost basis	Fair value at 6/30/26	Cumulative unrealized gain (loss)
Jet.AI, Inc. / JTAI	35,750	$309,600	$291,005	$(18,595)
Braiin Limited / BRAI	150,000	404,000	918,000	514,000
Total		$713,600	$1,209,005	$495,405

The JTAI position comprises 750 shares received under the January 2026 agreement, being 150,000 shares before the reverse stock split described below, and 35,000 shares received under the April 2026 agreement, valued at the June 30, 2026, closing price of $8.14 per share. The Braiin position comprises 150,000 shares, being 50,000 shares before the forward stock split described below, valued at the June 30, 2026, closing price of $6.12 per share.

NOTE 4 — REVENUE RECOGNITION (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Issuer / Symbol	2026	2025	2026	2025
Jet.AI, Inc. / JTAI	$66,005	$—	$(18,595)	$—
Braiin Limited / BRAI	570,000	—	514,000	—
Total unrealized gain	$636,005	$—	$495,405	$—

The unrealized gains reported above are included within other income (expense), net in the accompanying consolidated statements of operations. The fair values reported above represent quoted market prices for identical instruments traded in active markets and are accordingly classified as Level 1 measurements within the fair value hierarchy under ASC 820.

Stock Splits Affecting Securities Held

During the three months ended June 30, 2026, both issuers effected changes in capital structure affecting the securities held by the Company. On April 8, 2026, JTAI effected a 1-for-200 reverse stock split to comply with Nasdaq’s minimum bid price requirement; the Company’s holding under the January 2026 agreement was recharacterized from 150,000 pre-split shares to 750 post-split shares, with no change in aggregate carrying value. The 35,000 JTAI shares received under the April 2026 agreement were issued on April 14, 2026 and are post-consolidation shares. Braiin effected a 3-for-1 forward stock split after the close of trading on April 28, 2026 (record date April 27, 2026, with split-adjusted trading commencing April 29, 2026); the Company held the shares on the record date and its holding was recharacterized from 50,000 pre-split shares to 150,000 post-split shares, with no change in aggregate carrying value. Neither split altered the Company’s economic position or proportionate ownership interest in the respective issuers. Both splits occurred within the reporting period and are reflected in the amounts presented above.

Restricted Equity Securities — Rule 144 Holding Period

The shares of JTAI and Braiin common stock held by the Company at June 30, 2026, are restricted securities subject to a six-month holding period under SEC Rule 144(d)(1)(i). Each share certificate, or book-entry equivalent, bears a customary Rule 144 restrictive legend and may not be resold by the Company without registration unless and until the conditions of Rule 144 are satisfied. Each issuer is a reporting company under the Securities Exchange Act of 1934, and the Company is not an affiliate of either issuer. No lock-up, leak-out or other contractual transfer restriction beyond Rule 144 applies to any of the holdings.

Under ASC 820-10-35-6B, the fair value of an asset reflects characteristics that market participants would take into account, considered from the perspective of the entity that holds the asset. Restrictions that are specific to the holder, or that derive from the manner in which the holder acquired the asset, are not characteristics of the asset itself and therefore do not affect its fair value. The Rule 144 holding period applicable to the Company’s holdings is a holder-specific restriction; it derives from the unregistered manner in which the shares were issued, not from any characteristic of the underlying common stock. This conclusion is reinforced by ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarified that a contractual sale restriction is not a characteristic of an equity security and should not be considered in measuring its fair value under Topic 820. Accordingly, no discount for lack of marketability has been applied; the carrying values reported above reflect unadjusted quoted market prices on the respective measurement dates.

The following disclosures are made pursuant to ASC 820-10-50-6A:

Issuer / Symbol	Shares	Fair value at 6/30/26	Acquisition date	Remaining duration of restriction at June 30, 2026
Jet.AI, Inc. / JTAI	750	$6,105	January 1, 2026	Lapses on or about July 1, 2026
Jet.AI, Inc. / JTAI	35,000	284,900	April 14, 2026	Approximately three and one-half months; lapses on or about October 14, 2026
Braiin Limited / BRAI	150,000	918,000	March 5, 2026	Approximately two months; lapses on or about September 5, 2026
Total		$1,209,005

NOTE 5 — FURNITURE & FIXTURES

The restrictions would lapse upon (i) continuous holding of the shares by the Company for six months from the respective acquisition dates, satisfying Rule 144(d)(1)(i), and (ii) at the time of any proposed resale, satisfaction of the current-public-information requirement of Rule 144(c)(1). The shares received as non-cash consideration were issued in unregistered transactions and were not, as at June 30, 2026, subject to any registration rights agreement.

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

As of June 30, 2026, the gross carrying amount of furniture and equipment was $16,700, with accumulated depreciation of $2,275, resulting in a net book value of $14,425. As of December 31, 2025, the gross carrying amount was $16,700, with accumulated depreciation of $1,781, resulting in a net book value of $14,919. There were no additions, disposals or impairments during the six months ended June 30, 2026. Depreciation expense was $245 and $380 for the three months ended June 30, 2026 and 2025, respectively, and $494 and $787 for the six months ended June 30, 2026 and 2025, respectively. Furniture and equipment is depreciated on a straight-line basis over an estimated useful life of five years.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Office Facility

The Company’s corporate office is located at The Plaza, 1800 Century Park East, Suite 600, Los Angeles, California 90067 (the “California Office”). The Company occupies the California Office on a month-to-month basis, entitling it to use office and conference space as needed, at a rate of $291 per month. The arrangement is cancellable by either party on short notice and does not convey the right to control the use of an identified asset for a period of time; accordingly, it is not accounted for as a lease under ASC 842, Leases, and payments are recognized in general and administrative expenses as incurred.

On April 20, 2026, the Company entered into a Membership Subscription Agreement with Kiln Las Vegas LLC for a two-person private office at 8488 Rozita Lee Avenue, Building 3, Suite 100, Las Vegas, Nevada 89113 (the “Las Vegas Office”). The agreement has a fixed term commencing May 4, 2026 and expiring April 30, 2027, and provides for a membership fee of $2,750 per month, together with a security deposit of $2,750 paid at signing. Upon expiration, the agreement automatically converts to a month-to-month arrangement at the then-current market rate unless the Company delivers written notice of non-renewal at least two months prior to expiration. If the Company terminates the agreement before the end of the fixed term, it remains obligated to pay the full amount that would have been payable over the remainder of the term.

Under the terms of the Las Vegas Office agreement, the provider retains the right to relocate or alter the assigned office space at its discretion, and the agreement expressly states that it creates no tenancy interest or leasehold estate and constitutes a revocable, limited license to access and use the facility. Because the provider holds a substantive right to substitute the space and the Company therefore does not have the right to control the use of an identified asset, management concluded that the arrangement does not meet the definition of a lease under ASC 842. Membership fees are recognized in general and administrative expenses as incurred. The security deposit is recorded in prepaid expenses and other current assets and is refundable upon termination of the agreement, net of any amounts owed to the provider.

As of June 30, 2026, remaining committed payments under the Las Vegas Office agreement totaled approximately $27,500, payable in ten monthly installments through April 2027.

Office facility costs included in general and administrative expenses were $8,887 and $1,746 for the six months ended June 30, 2026 and 2025, respectively.

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

The first vested tranche of 4,000,000 options was exercised in full on February 17, 2026. The aggregate exercise price of $400,000 (4,000,000 shares × $0.10 per share) was satisfied by cancellation of an equivalent amount of accrued but unpaid base salary owed to Mr. Boulette pursuant to the Employment Agreement, with no cash changing hands. The exercise resulted in (i) the issuance of 4,000,000 shares of the Company’s common stock to Mr. Boulette, and (ii) a corresponding reduction of $400,000 in accrued compensation. For the six months ended June 30, 2026, the Company recognized aggregate stock-based compensation expense of $8,011,669 in respect of the option grant. For information regarding the stock-based compensation expense recognized in connection with the option grant, including the grant-date fair value determination, the vesting period treatment under ASC 718, and the accounting effect of the February 17, 2026, exercise, see Note 7 — Stock-Based Compensation.

For the three and six months ended June 30, 2026, the Company recognized base salary expense of $138,000 and $276,000, respectively, under the Employment Agreement, included in general and administrative expenses. Mr. Boulette also serves as a director of the Company and receives no separate compensation for his service as a director.

Settlement of accrued compensation

On June 10, 2026, the Company and Mr. Boulette settled accrued but unpaid compensation owed to Mr. Boulette through the issuance of shares of the Company’s common stock in lieu of cash. The Company issued 220,947 shares of common stock at $2.28 per share, the fair value of the Company’s common stock on the settlement date, extinguishing $503,759 of accrued compensation. The amount settled represented the remaining balance of accrued but unpaid compensation owed to Mr. Boulette. Because the shares were issued at the fair value of the common stock on the settlement date, no gain or loss was recognized in connection with the settlement. Following the settlement, no accrued but unpaid compensation was owed to Mr. Boulette as of June 30, 2026.

NOTE 6 — COMMITMENTS AND CONTINGENCIES (continued)

Board of Directors Agreements — Messrs. Walser and Aspin

Effective September 28, 2021, the Company entered into substantially identical Board of Directors Agreements with Mr. Daryl Walser and Mr. Phil Aspin. Each agreement provides for: (i) a non-refundable cash fee of $5,000 per month, payable quarterly at the end of each quarter, payable only if the Company does not otherwise compensate the director as an officer or employee; (ii) additional compensation of $200 per day for out-of-town travel required by the director’s service; (iii) reimbursement of business-related expenditures approved by the Company in advance; and (iv) eligibility to receive awards under the Company’s equity incentive plans as determined by the Board of Directors or the plan administrator in its sole discretion. The monthly cash fee may be revised from time to time by action of the Board for payments not yet earned, without amendment of the agreement. Each agreement remains in effect through the last date of the director’s current Board term and renews automatically upon the director’s reelection unless the Board determines not to renew. In connection with each agreement, the Company entered into an indemnification agreement with the director and agreed to maintain directors’ and officers’ liability insurance coverage of not less than $3 million.

For the three and six months ended June 30, 2026, the Company recognized aggregate compensation expense under these agreements of $30,000 and $60,000, respectively, within general and administrative expenses.

On June 10, 2026, accrued but unpaid fees owed to Mr. Walser and Mr. Aspin were settled through the issuance of 263,158 and 118,422 shares of common stock, respectively, at $2.28 per share, extinguishing $600,000 and $270,002 of accrued compensation, respectively. The shares were issued at the fair value of the Company’s common stock on the settlement date and no gain or loss was recognized. As of June 30, 2026, no amounts remained accrued and unpaid to Mr. Walser or Mr. Aspin.

Independent Director Agreements — Messrs. Jamal and Shadman

On May 27, 2025, the Company entered into an Independent Director Agreement with Mr. Rizvan Jamal providing for an annual fee of $50,000, payable in equal quarterly installments of $12,500. On June 2, 2025, the Company entered into a substantially identical Independent Director Agreement with Mr. Ali Shadman on the same economic terms. Under each agreement, the director serves as an independent contractor and not as an employee or agent of the Company, and is not entitled to additional compensation except as specifically approved by the Board of Directors. Each agreement also provides for reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with the performance of director duties, including travel to attend meetings, and for indemnification to the fullest extent permitted by law and the Company’s governing documents. Each agreement remains in effect until terminated by either party on thirty days’ prior written notice. For the three and six months ended June 30, 2026, the Company recognized aggregate compensation expense under these agreements of $25,000 and $50,000, respectively ($12,500 and $25,000 per director), within general and administrative expenses.

No cash payments were made under these agreements from their respective effective dates through the settlement described below. On June 10, 2026, all fees accrued and unpaid under these agreements were settled through the issuance of an aggregate of 47,516 shares of common stock at $2.28 per share (23,758 shares to each of Mr. Jamal and Mr. Shadman), extinguishing $108,336 of accrued compensation ($54,168 per director). The shares were issued at the fair value of the Company’s common stock on the settlement date and no gain or loss was recognized. As of June 30, 2026, no fees remained accrued and unpaid under these agreements.

Independent Contractor Agreement — Ms. Ramos

Ms. Carolina V. Ramos, the spouse of Mr. Boulette, the Company’s Chief Executive Officer, provides marketing services to the Company. Ms. Ramos originally provided services under an employment agreement dated September 28, 2021. On December 31, 2024, the Company and Ms. Ramos entered into an Independent Contractor Agreement Ratification, effective as of January 1, 2023, which ratified and replaced the original employment agreement and reflected the reclassification of Ms. Ramos’s status from employee to independent contractor. Under the ratified agreement, Ms. Ramos is compensated as specified in mutually agreed written statements of work or engagement letters, and is solely responsible for all taxes arising from her compensation; the Company does not withhold or remit payroll taxes on her behalf. The agreement remains in effect until terminated by either party on thirty days’ written notice. Because Ms. Ramos is an immediate family member of an executive officer of the Company, this arrangement constitutes a related-party arrangement (see Note 8 — Related Party Transactions).

For the three and six months ended June 30, 2026, the Company recognized compensation expense in respect of Ms. Ramos’s services of $12,500 and $25,000, respectively, within general and administrative expenses.

On June 10, 2026, accrued but unpaid compensation owed to Ms. Ramos was settled through the issuance of 175,440 shares of common stock at $2.28 per share, extinguishing $400,003 of accrued compensation. The shares were issued at the fair value of the Company’s common stock on the settlement date and no gain or loss was recognized. As of June 30, 2026, no amounts remained accrued and unpaid to Ms. Ramos.

NOTE 6 — COMMITMENTS AND CONTINGENCIES (continued)

Interim Chief Financial Officer Engagement

On September 22, 2025, the Board of Directors appointed Mr. Imran Firoz as Interim Chief Financial Officer at a monthly base fee of $10,500. Mr. Firoz’s appointment is for an initial term of three months, subject to automatic monthly renewal thereafter unless terminated by either party. Mr. Firoz provides his services through Spark Capital Investments, LLC, a management consulting firm of which Mr. Firoz is the Managing Principal; the Company’s engagement of Mr. Firoz constitutes a related-party arrangement (see Note 8 — Related Party Transactions). For the three and six months ended June 30, 2026, the Company recognized compensation expense under this engagement of $31,500 and $63,000, respectively, included in general and administrative expenses.

No shares of common stock were issued to Mr. Firoz or to Spark Capital Investments, LLC in connection with the settlements described in this Note. As of June 30, 2026, accrued but unpaid compensation under this engagement was $0.

Settlement of Related-Party Accrued Compensation

On June 10, 2026, the Company issued an aggregate of 825,483 shares of common stock at $2.28 per share, the closing price of the Company’s common stock on that date, valued at $1,882,094 in the aggregate, to settle accrued liabilities owed to related parties. The issuance is presented in the accompanying consolidated statements of stockholders’ equity (deficit) as “Shares issued to settle accrued liabilities (related parties) at $2.28 per share,” and comprised $83 recorded as common stock at par value and $1,882,011 recorded as additional paid-in capital. The shares issued and the related amounts settled were as follows:

Related Party	Shares Issued	Value of Shares Issued
David Boulette, Chief Executive Officer and Director	220,947	$503,759
Daryl Walser, Director	263,158	600,000
Phil Aspin, Director	118,422	270,002
Rizvan Jamal, Independent Director	23,758	54,168
Ali Shadman, Independent Director	23,758	54,168
Carolina V. Ramos, independent contractor (spouse of the Chief Executive Officer)	175,440	400,003
Total	825,483	$1,882,094

Differences of less than $10 between the aggregate amount recorded and the sum of the individual amounts result from the rounding of shares issued to whole shares.

The shares issued in settlement were recorded at the fair value of the Company’s common stock on June 10, 2026, which approximated the carrying amount of the liabilities extinguished. Accordingly, no gain or loss was recognized on these settlements for the three months ended June 30, 2026. The $310,000 loss on settlement of payable reflected in the accompanying consolidated statements of operations for the six months ended June 30, 2026, relates to a settlement of accounts payable effected during the three months ended March 31, 2026, and does not relate to the related-party settlements described in this Note.

As a result of these settlements, together with other settlements and payments made during the period, no accrued but unpaid compensation was owed to the Company’s Chief Executive Officer, to any of the directors named above, or to Ms. Ramos as of June 30, 2026. Accrued expenses were $0 as of June 30, 2026, compared with $2,633,885 as of December 31, 2025. See Note 8 — Related Party Transactions for additional information regarding transactions with the Company’s officers, directors and their immediate family members.

Separately, on June 10, 2026, the Company issued 1,308,322 shares of common stock at $2.28 per share, valued at $2,982,974, to Hottest Media LLC in settlement of accounts payable. That issuance is presented in the accompanying consolidated statements of stockholders’ equity (deficit) as “Shares issued to settle accounts payable at $2.28 per share,” is not included in the amounts described in this Note, and has not been classified as a related-party transaction.

NOTE 6 — COMMITMENTS AND CONTINGENCIES (continued)

Global Alliance Consulting Agreement

On January 1, 2026, the Company entered into a Business Consulting Agreement with Global Alliance Consulting Group (“Global Alliance”) for a three-year term ending December 31, 2028. The agreement provides for (i) cash consideration of $150,000 in the first year, with a 10% annual escalator in each subsequent year, payable in equal monthly installments, and (ii) a single-tranche issuance of 300,000 shares of the Company’s common stock as additional consideration, granted at execution.

Because January 1, 2026, was a market holiday and the principal trading market was closed on the grant date, the Company used the closing price of $7.50 per share on December 31, 2025, the immediately preceding trading day, to measure the grant-date fair value of the equity component, consistent with ASC 718-10-30-2. The grant-date fair value of $2,250,000 (300,000 shares × $7.50 per share) is being recognized as stock-based compensation expense on a straight-line basis over the 36-month requisite service period.

For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense under this agreement of $187,500 and $375,000, respectively, and cash consulting expense of $37,500 and $75,000, respectively, all of which are included in general and administrative expenses. As of June 30, 2026, unrecognized stock-based compensation expense related to this arrangement was $1,875,000, which is presented as deferred stock-based compensation within stockholders’ equity on the accompanying consolidated balance sheet.

Future minimum cash payments under this agreement, assuming continuation through the stated three-year term, are approximately $75,000 for the remainder of the year ending December 31, 2026, $165,000 for the year ending December 31, 2027, and $181,500 for the year ending December 31, 2028, or $421,500 in the aggregate.

See Note 7 — Stock-Based Compensation for additional information regarding the equity component of this arrangement, including the unrecognized stock-based compensation expense expected to be recognized over the remaining service period.

Indemnification Arrangements

Pursuant to the Company’s Articles of Incorporation, Bylaws, and individual indemnification agreements with its directors and officers, the Company has agreed to indemnify, to the fullest extent permitted by Section 78.7502 of the Nevada Revised Statutes, its directors, officers, and certain other agents against expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending, or completed action, suit, or proceeding by reason of the fact that the indemnitee is or was a director, officer, employee, or agent of the Company. The Company maintains directors’ and officers’ liability insurance coverage to mitigate exposure under these indemnification arrangements. As of June 30, 2026, no material indemnification claims have been asserted, and the Company has not recorded a liability in respect of these obligations.

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

The following table summarizes activity related to the award from the grant date through June 30, 2026, and the unvested portion remaining as of that date:

	Shares	Grant-Date FV
Granted on January 1, 2026	300,000	$2,250,000
Vested through June 30, 2026	(50,000)	$(375,000)
Unvested at June 30, 2026	250,000	$1,875,000

For the three and six months ended June 30, 2026, the Company recognized $187,500 and $375,000, respectively, of stock-based compensation expense related to this award, which is included in general and administrative expense in the accompanying consolidated statements of operations. As of June 30, 2026, total unrecognized compensation cost related to the unvested portion of the award was $1,875,000, expected to be recognized on a straight-line basis over the remaining 30 months of the requisite service period.

The cash component of the Consultant’s compensation is recognized as services are rendered. For the three and six months ended June 30, 2026, the Company recognized $37,500 and $75,000, respectively, of consulting expense in respect of the cash component, which is also included in general and administrative expense. See Note 6 — Commitments and Contingencies for the future minimum cash payments due under this agreement.

Total Stock-Based Compensation Expense.

Total stock-based compensation expense recognized in the accompanying consolidated statements of operations was $187,500 and $7,986,669 for the three and six months ended June 30, 2026, respectively. Each component is included in general and administrative expense. The following table summarizes stock-based compensation expense by recipient:

Schedule of Stock-Based Compensation Expense by Recipient

Recipient	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
David Boulette — Chief Executive Officer (stock options; first of five tranches, 4,000,000 options)	$—	$7,611,669
Global Alliance Consulting Group (300,000 restricted shares vesting monthly over 36 months)	187,500	375,000
Total stock-based compensation expense	$187,500	$7,986,669

In the accompanying consolidated statements of stockholders’ equity (deficit) for the six months ended June 30, 2026, the foregoing $7,986,669 is presented across two captions: (i) the line “Increase in additional paid-in capital for officer’s stock-based compensation,” reflecting the $7,611,669 of expense recognized in respect of the first vesting tranche of the CEO Award, and (ii) the line “Shares issued for services” (related to the Global Alliance award), which is presented at the gross grant-date fair value of $2,250,000 with the unvested portion of $1,875,000 simultaneously presented as “Deferred stock-based compensation,” resulting in net equity recognition of $375,000 for the six-month period.

For the three months ended June 30, 2026, the consolidated statements of stockholders’ equity (deficit) reflect only the amortization of deferred stock-based compensation of $187,500, which reduced the deferred stock-based compensation balance from $2,062,500 at March 31, 2026, to $1,875,000 at June 30, 2026. No amount was presented under the caption “Increase in additional paid-in capital for officer’s stock-based compensation” during the three-month period. The deferred stock-based compensation balance exposes the unrecognized cost remaining as of June 30, 2026, as a contra-equity caption.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company’s related-party transactions for the three and six months ended June 30, 2026, consist principally of compensation arrangements with the Company’s executive officers and directors, a consulting arrangement with the spouse of the Chief Executive Officer, a consulting engagement with the firm of which the Company’s Interim Chief Financial Officer is the managing principal, and consulting and financing arrangements with Global Alliance Consulting Group, an entity wholly owned by an officer of the Company. The principal economic terms of these arrangements are described in Note 6 — Commitments and Contingencies; this note describes the related-party character of the arrangements, the activity for the periods presented, and the related accrued balances at the reporting date.

Controlling Stockholder and “Controlled Company” Status

As of June 30, 2026, Mr. David Boulette, the Company’s Chief Executive Officer and Chairman of the Board, beneficially owned approximately 57.95% of the Company’s outstanding common stock. As a result, Mr. Boulette controls a majority of the voting power of the Company’s outstanding common stock and has the ability to determine all matters requiring approval by the Company’s stockholders. The Company is therefore a “controlled company” within the meaning of the listing standards of the Nasdaq Stock Market LLC and is eligible for, but does not currently rely on, the corporate governance exemptions available to controlled companies under those rules.

Compensation Arrangements with Officers and Directors

Chief Executive Officer

Pursuant to the Employment Agreement dated May 31, 2025, between the Company and Mr. Boulette (the “CEO Employment Agreement”), Mr. Boulette serves as Chief Executive Officer of the Company at an annual base salary of $552,000 ($46,000 per month). The CEO Employment Agreement also provides for an annual discretionary performance bonus of up to 5% of the Company’s net profits before taxes for the preceding fiscal year, as determined by the Board of Directors. No discretionary bonus was awarded in respect of the year ended December 31, 2025. The CEO Employment Agreement also provided for a grant of options to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share, vesting in five equal cliff tranches of 4,000,000 options each. See Note 6 — Commitments and Contingencies for the principal terms of the CEO Employment Agreement and the option grant, and Note 7 — Stock-Based Compensation for the related stock-based compensation expense.

For the three and six months ended June 30, 2026, the Company recognized base salary expense of $138,000 and $276,000, respectively, attributable to Mr. Boulette’s services under the CEO Employment Agreement. The Company recognized no stock-based compensation expense in respect of the option grant during the three months ended June 30, 2026, and $7,611,669 during the six months then ended.

Amounts accrued and owed to Mr. Boulette have accumulated since January 2018 under successive compensation arrangements, at monthly rates that increased from $6,667 in 2018 to $18,000 in 2020, $30,000 in 2024, and $46,000 from August 2025 under the CEO Employment Agreement. During the six months ended June 30, 2026, the balance owed to Mr. Boulette was reduced by (i) cash payments of $727,802, comprising $28,135 during the three months ended March 31, 2026, and $699,667 during the three months ended June 30, 2026; (ii) $400,000 on February 17, 2026, upon his exercise of the first vested tranche of 4,000,000 options, the aggregate exercise price of which was satisfied by cancellation of an equivalent amount of accrued but unpaid base salary with no cash changing hands; and (iii) $503,759 on June 10, 2026, settled through the issuance of 220,947 shares of common stock at $2.28 per share. As of June 30, 2026, no accrued but unpaid base salary was owed to Mr. Boulette (December 31, 2025: $1,355,560).

Spouse of the Chief Executive Officer

Mrs. Carolina V. Ramos, the spouse of Mr. Boulette, provides marketing services to the Company at an annual rate of $50,000 ($4,167 per month). Mrs. Ramos originally provided services under an employment agreement dated September 28, 2021. On December 31, 2024, the Company and Mrs. Ramos entered into an Independent Contractor Agreement Ratification, effective as of January 1, 2023, which ratified and replaced the original employment agreement and reflected the reclassification of Mrs. Ramos’s status from employee to independent contractor; the Company does not withhold or remit payroll taxes on her behalf. Mrs. Ramos is a related person within the meaning of Item 404(a) of Regulation S-K. Amounts owed to Mrs. Ramos have accrued since March 2018 at a monthly rate of $4,167, against which the Company has made cumulative payments of $16,666. For the three and six months ended June 30, 2026, the Company recognized compensation expense in respect of Mrs. Ramos’s services of $12,500 and $25,000, respectively, and made no cash payments to Mrs. Ramos. On June 10, 2026, accrued but unpaid compensation owed to Mrs. Ramos of $400,001 was settled through the issuance of 175,440 shares of common stock at $2.28 per share. As of June 30, 2026, no amounts remained accrued and unpaid to Mrs. Ramos (December 31, 2025: $375,001).

NOTE 8 — RELATED PARTY TRANSACTIONS (continued)

Directors

The Company’s Board of Directors as of June 30, 2026, consisted of Mr. Boulette, Mr. Daryl Walser, Mr. Phil Aspin, Mr. Rizvan Jamal, and Mr. Ali Shadman. Each of Messrs. Walser, Aspin, Jamal, and Shadman is a related person within the meaning of Item 404(a) of Regulation S-K. Messrs. Walser and Aspin serve under written Board of Directors Agreements providing for cash compensation of $60,000 per year ($5,000 per month). Amounts owed to Mr. Walser accrued at $7,500 per month from May 2018 through December 2021 and at $5,000 per month from January 2022; amounts owed to Mr. Aspin accrued at $5,000 per month from January 2022. Messrs. Jamal and Shadman serve under Independent Director Agreements providing for annual cash compensation of $50,000 ($12,500 quarterly), as further described in Note 6 — Commitments and Contingencies. For the three and six months ended June 30, 2026, the Company recognized aggregate director compensation expense of $55,000 and $110,000, respectively ($30,000 and $60,000 in respect of Messrs. Walser and Aspin, and $25,000 and $50,000 in respect of Messrs. Jamal and Shadman). No director has received any cash payment under his director agreement to date.

On June 10, 2026, all accrued but unpaid director compensation was settled through the issuance of an aggregate of 429,096 shares of common stock at $2.28 per share, comprising 263,158 shares to Mr. Walser ($600,000), 118,422 shares to Mr. Aspin ($270,000), 23,758 shares to Mr. Jamal ($54,167), and 23,758 shares to Mr. Shadman ($54,167). As of June 30, 2026, no director compensation remained accrued and unpaid (December 31, 2025: Mr. Walser $570,000; Mr. Aspin $240,000; Mr. Jamal $29,167; Mr. Shadman $29,167). Amounts owed to Messrs. Jamal and Shadman accrued at $4,167 per month from June 2025, the month following the execution of their respective Independent Director Agreements.

Interim Chief Financial Officer Services Through Spark Capital Investments, LLC

Mr. Imran Firoz serves as Interim Chief Financial Officer of the Company pursuant to the engagement described in Note 6 — Commitments and Contingencies. Mr. Firoz provides his services to the Company through Spark Capital Investments, LLC, a Delaware limited liability company of which Mr. Firoz is the Managing Principal and which Mr. Firoz controls. Spark Capital Investments, LLC is a related person within the meaning of Item 404(a) of Regulation S-K by virtue of Mr. Firoz’s position as an executive officer of the Company. For the three and six months ended June 30, 2026, the Company recognized $31,500 and $63,000, respectively, of compensation expense in respect of Mr. Firoz’s services under this engagement, accrued at $10,500 per month and recorded in professional fees. The Company made cash payments of $63,000 on March 24, 2026 and $31,500 on June 2, 2026, and issued no shares of common stock to Mr. Firoz or Spark Capital Investments, LLC during the periods presented. As of June 30, 2026, no amount remained accrued and unpaid under this engagement (December 31, 2025: $31,500). Spark Capital Investments, LLC is not included in the Company’s payroll liability schedule and its balance was not settled in the June 10, 2026, share issuance.

Global Alliance Consulting Group

Mr. Javanshir (“Javan”) Khazali serves as the Company’s Vice President, Corporate Finance, Compliance and Investor Relations. Mr. Khazali is the sole shareholder and owner of Global Alliance Consulting Group (“Global Alliance”) and serves as a director of that entity. Global Alliance is therefore a related party of the Company within the meaning of ASC 850-10-20 as an entity that is controlled by, and in which a material ownership interest is held by, a member of the Company’s management. The transactions between the Company and Global Alliance described below were entered into while Mr. Khazali held his position with the Company. Mr. Khazali receives no compensation from the Company in his individual capacity; his compensation consists solely of the amounts payable to Global Alliance under the Business Consulting Agreement described below.

Business Consulting Agreement

On January 1, 2026, the Company entered into a Business Consulting Agreement with Global Alliance for a term of three years ending December 31, 2028, providing for cash compensation of $150,000 in the first year, escalating 10% on each anniversary and payable in equal monthly installments, and a grant of 300,000 shares of restricted common stock vesting in equal monthly installments over the 36-month service period. For the three and six months ended June 30, 2026, the Company recognized cash consulting expense of $37,500 and $75,000, respectively, and stock-based compensation expense of $187,500 and $375,000, respectively, under this agreement. See Note 6 — Commitments and Contingencies and Note 7 — Stock-Based Compensation.

The 300,000 shares granted on January 1, 2026, are presented in the accompanying consolidated statements of stockholders’ equity (deficit) under the caption “Shares issued for services, consultant, valued at $7.50 per share.”

NOTE 8 — RELATED PARTY TRANSACTIONS (continued)

Convertible Promissory Note

Global Alliance holds a convertible promissory note of the Company with a face value of $110,000, outstanding at both June 30, 2026 and December 31, 2025. The note was issued on December 10, 2025, bears simple interest at 10% per annum, matures on December 10, 2026, and is convertible at the holder’s election at a fixed conversion price of $2.60 per share, into approximately 46,538 shares. At June 30, 2026, the note had a net carrying value of $105,583, reflecting unamortized original issue discount of $4,417, and the Company recognized net interest expense of $1,085 on the note for the six months then ended. See Note 9 — Debt Financing.

Aggregate Related-Party Balances and Settlement

Accrued but unpaid compensation owed to the Company’s officers and directors, to the spouse of the Chief Executive Officer, and to Spark Capital Investments, LLC was as follows for the six months ended June 30, 2026:

Related Party	Balance December 31, 2025	Expense Recognized	Cash Payments	Non-Cash Settlements	Balance June 30, 2026
David Boulette	$1,355,560	276,000	(727,802)	(903,758)	$—
Carolina V. Ramos	375,001	25,000	—	(400,001)	—
Daryl Walser	570,000	30,000	—	(600,000)	—
Phil Aspin	240,000	30,000	—	(270,000)	—
Rizvan Jamal	29,167	25,000	—	(54,167)	—
Ali Shadman	29,167	25,000	—	(54,167)	—
Subtotal	2,598,895	411,000	(727,802)	(2,282,093)	—
Spark Capital Investments, LLC	31,500	63,000	(94,500)	—	—
Total	$2,630,395	474,000	(822,302)	(2,282,093)	$—

Non-cash settlements comprise $400,000 satisfied on February 17, 2026 through the cancellation of accrued base salary upon exercise of the first tranche of the CEO option award, and $1,882,093 settled on June 10, 2026 through the issuance of common stock. Amounts settled in common stock are presented above at the recorded carrying amount of the liabilities extinguished. The 825,483 shares issued had an aggregate value of $1,882,101 based on the $2.28 per share settlement price, and the corresponding issuance is recorded at $1,882,094 in the accompanying consolidated statements of stockholders’ equity (deficit); the differences of less than $10 result from the rounding of shares issued to whole shares.

No accrued but unpaid compensation owed to the Company’s officers and directors, to the spouse of the Chief Executive Officer, or to Spark Capital Investments, LLC remained outstanding at June 30, 2026.

Cash Payments and Share Issuances to Related Parties During the Period

During the six months ended June 30, 2026, the Company’s cash payments and share issuances to related parties consisted of: (i) cash payments of $727,802 to Mr. Boulette in respect of accrued but unpaid base salary, of which $28,135 was paid during the three months ended March 31, 2026 and $699,667 during the three months ended June 30, 2026; (ii) the issuance of 4,000,000 shares of common stock to Mr. Boulette upon his February 17, 2026, exercise of the first vested tranche of options under the CEO Employment Agreement, the $400,000 aggregate exercise price for which was satisfied by cancellation of an equivalent amount of accrued but unpaid base salary; (iii) the grant of 300,000 shares of restricted common stock to Global Alliance on January 1, 2026, under the Business Consulting Agreement; and (iv) the issuance on June 10, 2026, of an aggregate of 825,483 shares of common stock at $2.28 per share in settlement of $1,882,094 of accrued compensation owed to Mr. Boulette, Mrs. Ramos, and Messrs. Walser, Aspin, Jamal and Shadman. Of the foregoing, items (ii) and (iii) occurred during the three months ended March 31, 2026, and item (iv) occurred during the three months ended June 30, 2026.

NOTE 9 — DEBT FINANCING

As of June 30, 2026, the Company’s outstanding indebtedness consisted of (i) convertible promissory notes payable to 1800 Diagonal Lending, LLC, (ii) convertible promissory notes payable to Boot Capital LLC, (iii) a non-convertible promissory note payable to D. Allison, (iv) a convertible promissory note payable to Global Alliance Consulting Group, and (v) a senior secured convertible promissory note payable to Streeterville Capital, LLC. The accounting policies applicable to the Company’s debt instruments are described in Note 2 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those policies during the six months ended June 30, 2026, except as discussed in subsection (e) below with respect to the Streeterville Initial Note, which represents a new class of senior secured convertible promissory debt issued during the period and is accounted for with a bifurcated compound embedded derivative under ASC 815-15.

The following table summarizes the carrying value of the Company’s debt instruments as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Convertible promissory notes — 1800 Diagonal Lending, LLC, face value	913,211	613,951
Convertible promissory notes — Boot Capital LLC, face value	202,140	161,379
Note payable — D. Allison (non-convertible), face value	100,000	100,000
Convertible note payable — Global Alliance Consulting Group, face value	110,000	110,000
Senior secured convertible promissory note — Streeterville Capital, LLC (a):
Convertible note payable, face value	6,475,000	—
Less: Unamortized debt discount	(5,375,138)	—
Net carrying value, Streeterville	1,099,862	—
Total debt, net of discount	2,425,213	985,330
Less: current portion	(1,325,351)	(985,330)
Long-term debt, net of current portion	1,099,862	-

(a)	Of the $7,560,000 of original aggregate debt discount established at issuance, $6,415,000 was allocated at issuance to the Compound Embedded Derivative bifurcated from the host instrument under ASC 815-15. The Compound Embedded Derivative is reported as a separate non-current liability of $4,562,001 at June 30, 2026, on the Company’s condensed consolidated balance sheet and is classified within Level 3 of the fair value hierarchy. See subsection (e) below.

All convertible notes outstanding at June 30, 2026, other than the Streeterville Initial Note, mature within twelve months of the balance sheet date and are therefore classified as current liabilities. The D. Allison Note (matures May 20, 2027) and the Streeterville Initial Note (matures February 26, 2028) are classified as long-term debt.

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

During the three months ended March 31, 2026, the Company issued two additional notes to Diagonal. Note 6 (DLL-1917) was issued on January 15, 2026, with a face value of $123,050 (consisting of $16,050 of OID and $7,000 of DFC), generating net cash proceeds of $100,000. Note 7 (DLL-1919) was issued on January 29, 2026, with a face value of $421,260 (consisting of $64,260 of OID and $7,000 of DFC), generating net cash proceeds of $350,000. On January 30, 2026, the Company paid the tenth and final monthly installment of $13,490.90 due under Note 1 (DLL-1806), fully extinguishing that note. On March 26, 2026, the Company made a partial principal payment of $90,226 against Note 4 (DLL-1889).

NOTE 9 — DEBT FINANCING (continued)

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

During the three months ended June 30, 2026, the Company issued one additional note to Diagonal. Note 8 was issued on May 6, 2026, with a face value of $472,000, consisting of $72,000 of original issue discount and $7,000 of deferred financing costs, generating net cash proceeds of $393,000. Note 8 also provides for one-time interest of $56,640, which is being accrued on a straight-line basis over the 298-day contractual term. The Company made five monthly installment payments during the quarter, applying $81,139 to principal and $10,548 to interest.

The following table presents the rollforward of the Company’s Diagonal convertible notes payable for the six months ended June 30, 2026:

	Face Value	Unamortized OID	Unamortized Deferred Financing Costs	Net Carrying Value
Balance, December 31, 2025	$613,951	$(64,028)	$(18,044)	$531,879
Issuance of Notes 6, 7 and 8	1,016,310	(152,310)	(21,000)	843,000
Cash payments — principal portion	(266,069)	—	—	(266,069)
Conversion of Notes 2, 3, 4 and 5 to common stock	(450,981)	39,159	10,811	(401,011)
Amortization of OID and DFC	—	75,059	15,370	90,429
Balance, June 30, 2026	$913,211	$(102,121)	$(12,863)	$798,227

On April 28 and April 29, 2026, the holder converted the entire remaining balance of Note 4 (DLL-1889) at a conversion price of $2.3075 per share. The aggregate amount converted was $90,226, comprising $70,404 of principal, $16,822 of one-time interest and $3,000 of conversion fees, and was settled through the issuance of 39,100 shares of common stock. On May 27, 2026, the holder converted the entire remaining balance of Note 5 (DLL-1903) at a conversion price of $2.1905 per share; the amount converted was $69,507, comprising $60,183 of principal, $7,824 of one-time interest and a $1,500 conversion fee, settled through the issuance of 31,731 shares of common stock. Both notes were fully extinguished and no amounts remain outstanding under either note. In the aggregate, $159,732 of Diagonal indebtedness was settled through the issuance of 70,831 shares of common stock during the three months ended June 30, 2026, and $483,126 was settled through the issuance of 170,138 shares during the six months then ended. Upon each conversion, the Company recognized accelerated amortization of the unamortized OID and DFC associated with the converted note as interest expense, as further described in subsection (f) below. Notes 6, 7 and 8 remain outstanding at June 30, 2026.

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

During the three months ended June 30, 2026, no additional notes were issued to Boot and no conversions occurred. The Company made three monthly installment payments, applying $19,416 to principal and $2,243 to interest, and recognized $10,600 of OID amortization and $8,864 of one-time interest amortization on Boot Notes #3 and #4, which remain outstanding at June 30, 2026.

NOTE 9 — DEBT FINANCING (continued)

During the six months ended June 30, 2026, the Company also recorded a face value adjustment of $34,500 to gross up Boot Notes #3 and #4 to their full contractual face value (with corresponding entries to the OID contra-liability), and reclassified $34,038 of cash payments associated with Boot Note #1 that had been mis-coded in prior periods. These adjustments did not affect net carrying value or cash flows.

The following table presents the rollforward of the Company’s Boot convertible notes payable for the six months ended June 30, 2026:

	Face Value	Unamortized OID	Net Carrying Value
Balance, December 31, 2025	$161,379	$(9,455)	$151,924
Issuance of Boot Notes #3 and #4, including OID gross-up to contractual face	234,504	(34,500)	200,004
Cash payments — principal portion	(32,360)	—	(32,360)
Reclassification of mis-coded 2025 wires (Boot #1)	(34,038)	—	(34,038)
Conversion and extinguishment (Boot Note #1 final tranche and Boot Note #2)	(127,345)	9,346	(117,999)
OID amortization	—	17,667	17,667
Balance, June 30, 2026	$202,140	$(16,942)	$185,198

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

During the six months ended June 30, 2026, no further prepayments were made and the outstanding principal balance remained $100,000. During the period the Company recorded a $7,500 reduction to accrued interest to correct prior-period over-accruals attributable to the failure to recompute interest on the declining principal balance following each prepayment, and recorded $3,000 of stated interest on the outstanding principal balance, resulting in accrued interest of $32,750 at June 30, 2026. The correction had no effect on the net carrying value of the principal balance or on the Company’s cash flows.

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

The $10,000 OID is being amortized to interest expense over the twelve-month term of the note. Unamortized OID of $9,417 that had been written off in 2025 was reinstated during the six months ended June 30, 2026, as an out-of-period correction, and $5,000 of OID was amortized in the period, leaving unamortized OID of $4,417 at June 30, 2026. Interest expense recognized for the six months ended June 30, 2026, was $1,085, comprising $5,502 of accrued stated interest ($2,751 per quarter) less the $4,417 net credit arising from the OID correction and amortization. The note remains outstanding at June 30, 2026, at its $110,000 face value, with a net carrying value of $105,583, and no portion of the note had been converted as of that date. Upon full conversion (assuming conversion of the entire face value plus all contractual interest at maturity), the Company would issue approximately 46,538 shares of common stock, for which sufficient authorized but unissued shares have been reserved.

NOTE 9 — DEBT FINANCING (continued)

(e) Senior Secured Convertible Promissory Note — Streeterville Capital, LLC

On February 26, 2026, the Company issued a senior secured convertible promissory note (the “Streeterville Initial Note”) to Streeterville Capital, LLC (“Streeterville”) in the original principal amount of $7,560,000, which includes an 8% original issue discount of $560,000. The Company received gross cash proceeds of $7,000,000 (and net cash of $6,970,000 after a $30,000 investor closing expense reimbursement). The Streeterville Initial Note bears stated interest at 8% per annum on a 365-day basis, has a 24-month term, and matures on February 26,2028. Stated interest accretes to the Outstanding Balance and is not paid in cash periodically. The Streeterville Initial Note is secured by all of the Company’s assets pursuant to a Security Agreement dated February 26, 2026, and is convertible at the holder’s option into shares of the Company’s common stock at a strike price equal to 87% of the lowest 10-day VWAP of the common stock preceding each conversion, subject to a $0.90 floor. The note also provides for a 110% prepayment premium upon optional prepayment by the Company and a 15% default interest rate, together with Outstanding Balance step-ups of 10% (Major Trigger Event) or 5% (Minor Trigger Event), if any such Trigger Event occurs.

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

During the six months ended June 30, 2026, the Company recognized $1,225,773 of discount amortization ($341,753 in the first quarter and $884,020 in the second quarter) and $201,670 of stated interest ($54,681 in the first quarter and $146,989 in the second quarter, the latter including a $5,545 true-up to the contractual accretion basis), each as a component of interest expense. Stated interest accretes to the Outstanding Balance and is not paid in cash.

During the three months ended June 30, 2026, the holder completed nine conversions, converting $1,085,000 of the Outstanding Balance into 397,777 shares of common stock. Upon conversion the Company wrote off $959,089 of unamortized discount attributable to the converted principal and reclassified $706,541 of the Compound Embedded Derivative to additional paid-in capital, resulting in an aggregate credit to stockholders’ equity of $832,453. At June 30, 2026, the face value of the note was $6,475,000 and the unamortized discount was $5,375,138, resulting in a net carrying value of $1,099,862, with $201,670 of accrued interest presented in accrued interest.

The Compound Embedded Derivative was remeasured at each reporting date, resulting in a fair value of $4,923,000 at March 31, 2026 and $4,562,001 at June 30, 2026. The Company recognized a mark-to-market gain of $1,739,000 in the first quarter and a mark-to-market loss of $345,542 in the second quarter, for a net gain of $1,393,458 for the six months ended June 30, 2026.

The aggregate impact of the Streeterville Initial Note on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2026, was a net pre-tax loss of $280,985, comprising the $1,393,458 net mark-to-market gain on the Compound Embedded Derivative, less $1,225,773 of discount amortization, $201,670 of stated interest and the $247,000 Day-1 loss on issuance.

NOTE 9 — DEBT FINANCING (continued)

The following table presents the rollforward of the Streeterville Initial Note and the related Compound Embedded Derivative for the six months ended June 30, 2026:

	Face Value	Unamortized Discount	Accrued Interest	Compound Derivative (FV)
Balance, December 31, 2025	—	—	—	—
Issuance, February 26, 2026 (face value)	7,560,000	—	—	—
Aggregate discount established at issuance	—	(7,560,000)	—	—
Initial fair value of Compound Embedded Derivative	—	—	—	6,662,000
Conversions into common stock (nine conversions)	(1,085,000)	959,089	—	(706,541)
Discount amortization	—	1,225,773	—	—
Stated interest accreted to Outstanding Balance	—	—	201,670	—
Mark-to-market remeasurement, net	—	—	—	(1,393,458)
Balance, June 30, 2026	$6,475,000	$(5,375,138)	$201,670	$4,562,001

The Compound Embedded Derivative is presented as a separate non-current liability on the Company’s condensed consolidated balance sheet at June 30, 2026. The Streeterville Initial Note is the only Level 3 fair value instrument outstanding at the balance sheet date. There were no transfers into or out of Level 3 during the six months ended June 30, 2026.

(f) Interest Expense

Total interest expense recognized in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2026 and June 30, 2025, with respect to the debt instruments described above was as follows:

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Stated Interest	OID / Discount Amort.	DFC / Other Amort.	Total	Total
Diagonal convertible notes	$54,732	$114,217	$26,181	$195,130	$1,268
Boot convertible notes	7,824	27,012	23,094	57,931	—
D. Allison Note (2026 stated interest less prior-period over-accrual correction)	(4,500)	—	—	(4,500)	12,000
Global Alliance Note (stated interest and OID amortization, net of correction)	5,502	(4,417)	—	1,085	—
Streeterville Initial Note	201,670	1,225,773	—	1,427,443	—
Total interest expense	$265,229	$1,362,586	$49,275	$1,677,089	$13,268

Amortization of OID and DFC for the Diagonal and Boot convertible notes for the six months ended June 30, 2026, includes accelerated discount write-offs recognized on the conversion or extinguishment of Diagonal Notes 2, 3, 4 and 5 and Boot Notes #1 and #2. With respect to the Boot notes and Diagonal Notes 4, 5 and 8, the column captioned “DFC / Other Amortization” includes the amortization of one-time interest required by the respective note agreements, including amounts accelerated upon conversion. With respect to the Streeterville Initial Note, the $201,670 of stated interest is accreted to the Outstanding Balance under the terms of the note and is not paid in cash. Interest expense in the table above does not include the $247,000 Day-1 loss on issuance of the Streeterville Initial Note (presented as “Loss on issuance of convertible note”) or the $1,393,458 net mark-to-market gain on the Compound Embedded Derivative (presented as “Change in fair value of derivative liability”), each of which is reported as a non-operating item. See subsection (e) above.

For the six months ended June 30, 2025, the Company’s outstanding debt was limited to (i) the D. Allison Note, which was outstanding for the full period and contributed $12,000 of stated interest expense, and (ii) the 1800 Diagonal Lending Note 1, which was issued on March 17, 2025 and contributed $1,268 of interest expense for the partial period during which it was outstanding. None of the Boot, Global Alliance or Streeterville notes described above were outstanding during the six months ended June 30, 2025.

The disclosures in this footnote should be read in conjunction with Note 2 (Summary of Significant Accounting Policies) and Note 8 (Debt Financing) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

We have authorized capital stock consisting of 300,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at June 30, 2026 or at December 31, 2025.

As of June 30, 2026, 39,252,186 shares of common stock were issued and outstanding, compared with 31,342,285 shares issued and outstanding at December 31, 2025. All share counts and per-share amounts reflect the 4-to-1 reverse stock split effective February 11, 2025.

NOTE 10 — STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the six months ended June 30, 2026, the Company issued 7,909,901 shares of common stock — 5,193,104 shares during the three months ended March 31, 2026, and 2,716,797 shares during the three months ended June 30, 2026 — increasing common stock by $791 and additional paid-in capital by $11,986,149.

Three Months Ended March 31, 2026

●	On January 1, 2026, 300,000 shares of restricted common stock were issued to Global Alliance Consulting Group as additional consideration under a Business Consulting Agreement, valued at $2,250,000 (300,000 shares × $7.500 closing price on December 31, 2025, the last trading day prior to the grant date). See “Deferred Stock-Based Compensation” below.

●	On February 5, 2026, 500,000 shares were issued to Hottest Media LLC in settlement of accounts payable of $1,240,000. The shares were valued at $1,550,000 (500,000 shares × $3.10 closing market price on February 5, 2026), resulting in a loss on extinguishment of debt of $310,000. See “Hottest Media Settlements” below.

●	On February 17, 2026, 4,000,000 shares were issued to David Boulette, the Company’s Chief Executive Officer, upon his exercise of the first vesting tranche of his 20,000,000 stock options at the contractual exercise price of $0.10 per share. The aggregate $400,000 exercise price was satisfied not in cash but through offset against accrued but unpaid CEO compensation of equal amount. See “CEO Stock Option Grant” below.

●	On conversion dates between January 28, 2026 and January 30, 2026, an aggregate of 143,104 shares were issued to 1800 Diagonal Lending LLC (99,307 shares) and Boot Capital LLC (43,797 shares) in settlement of four Diagonal and Boot notes converted at $3.2565 per share, valued at $466,021 in aggregate. See Note 9 — Debt Financing.

●	On March 23, 2026, 250,000 shares were issued to Maxim Group LLC in settlement of advisory services rendered under the Letter of Engagement dated June 12, 2024, valued at $1,007,500 (250,000 shares × $4.03 closing price on March 23, 2026). See “Maxim Group Advisory Award” below.

Three Months Ended June 30, 2026

●	Between April 17, 2026 and May 28, 2026, 114,384 shares were sold under the Company’s at-the-market equity distribution program for net proceeds of $456,166. See “At-the-Market Offering” below.

●	Between April 20, 2026 and June 22, 2026, 397,777 shares were issued upon nine conversions of the Company’s senior secured convertible promissory note, credited to equity at $832,453. See “Conversions of Convertible Notes” below and Note 9 — Debt Financing.

●	On April 29, April 30 and May 27, 2026, an aggregate of 70,831 shares were issued to 1800 Diagonal Lending LLC upon conversion in full of two notes, credited to equity at $159,732. See “Conversions of Convertible Notes” below and Note 9 — Debt Financing.

●	On June 10, 2026, 1,308,322 shares were issued to Hottest Media LLC at $2.28 per share, valued at $2,982,974, in settlement of accounts payable. See “Hottest Media Settlements” below.

●	On June 10, 2026, 825,483 shares were issued at $2.28 per share, valued at $1,882,094, to officers, directors and an immediate family member of the Chief Executive Officer in settlement of accrued but unpaid compensation. See “Settlement of Accrued Compensation with Related Parties” below.

Differences of less than $10 between an aggregate amount recorded and the sum of its components result from the rounding of shares issued to whole shares.

NOTE 10 — STOCKHOLDERS’ EQUITY (continued)

At-the-Market Offering

On April 14, 2026, the Company entered into an Equity Distribution Agreement with Maxim Group LLC, as sales agent, and filed a prospectus supplement covering the offer and sale of up to $100,000,000 of common stock from time to time in an at-the-market offering. Because the aggregate market value of the Company’s common stock held by non-affiliates is less than $75,000,000, sales under the program are limited by General Instruction I.B.6 of Form S-3 to one-third of that public float in any twelve calendar month period, and the full $100,000,000 registered amount is not available to the Company.

During the three and six months ended June 30, 2026, the Company sold 114,384 shares under the program at an average gross price of approximately $4.11 per share, for gross proceeds of $470,274, less sales agent commissions and offering costs of $14,108, resulting in net proceeds of $456,166. The net proceeds were recorded as an increase in common stock of $11 and additional paid-in capital of $456,155, consistent with the Company’s policy of charging issuance costs against the proceeds of the offering. No shares were sold under the program during the three months ended March 31, 2026.

Conversions of Convertible Notes

Senior Secured Convertible Promissory Note

Between April 20, 2026 and June 22, 2026, the holder of the Company’s senior secured convertible promissory note effected nine conversions, converting $1,085,000 of face value into 397,777 shares of common stock. The conversions were accounted for under the book-value method prescribed by ASC 470-20-40-1. The Company relieved the net carrying value of the converted debt, being $1,085,000 of face value less $959,089 of related unamortized discount, and reclassified $706,541 of the compound embedded derivative liability to equity, resulting in an aggregate credit to stockholders’ equity of $832,453, comprising $40 of common stock and $832,413 of additional paid-in capital. No gain or loss was recognized on the conversions. Face value of $6,475,000 remained outstanding at June 30, 2026. See Note 9 — Debt Financing.

1800 Diagonal Lending Notes

During the three months ended June 30, 2026, 1800 Diagonal Lending LLC converted the outstanding balances of two notes in three separate conversions. The two remaining tranches of Note 4 were converted into 21,668 and 17,432 shares issued on April 29 and April 30, 2026, respectively, and Note 5 was converted in full into 31,731 shares issued on May 27, 2026, at conversion prices ranging from $2.1905 to $2.3075 per share. The aggregate 70,831 shares were credited to equity at $159,732, comprising $7 of common stock and $159,725 of additional paid-in capital, and settled $130,587 of note carrying amount, $24,646 of accrued and unpaid interest and $4,500 of conversion fees. Both notes were fully converted and had no balance outstanding at June 30, 2026. See Note 9 — Debt Financing.

Hottest Media Settlements

On February 5, 2026, the Company’s Board of Directors, by Written Consent in Lieu of a Meeting, approved a settlement of $1,240,000 of accounts payable owed to Hottest Media LLC (“Hottest Media”) through the issuance of 500,000 shares of common stock at an implied conversion price of $2.48 per share, a 20% discount to the $3.10 closing market price on the same date. The Board determined the conversion to be “fair, reasonable, and in the best interests of the Company and its stockholders.” Majority stockholder David Boulette approved the written consent.

The Company applied ASC 470-50, Modifications and Extinguishments, and measured the equity issued at a fair value of $1,550,000 (500,000 shares × $3.10 Level 1 closing price) in accordance with ASC 820-10-35-40. The transaction was not classified as a troubled debt restructuring under ASC 470-60 because the economic concession runs from the Company (debtor) to Hottest Media (creditor), not the reverse: the Company issued 500,000 shares to extinguish $1,240,000 of payables, whereas only 400,000 shares would have been required at the closing price. The resulting loss on extinguishment of $310,000, being the excess of the fair value of the equity issued over the carrying amount of the debt extinguished, was recognized in other income (expense).

On June 10, 2026, the Company issued a further 1,308,322 shares of common stock to Hottest Media at $2.28 per share, valued at $2,982,974, in settlement of additional accounts payable. The shares were recorded at the fair value of the Company’s common stock on the settlement date, which approximated the carrying amount of the liability extinguished, and accordingly no gain or loss was recognized. The issuance is presented in the accompanying consolidated statements of stockholders’ equity (deficit) as “Shares issued to settle accounts payable at $2.28 per share.”

The $310,000 loss on settlement of payable reflected in the accompanying consolidated statement of operations for the six months ended June 30, 2026, relates entirely to the February 2026 transaction. No gain or loss on settlement was recognized during the three months ended June 30, 2026.

NOTE 10 — STOCKHOLDERS’ EQUITY (continued)

Settlement of Accrued Compensation with Related Parties

On June 10, 2026, the Company issued 825,483 shares of common stock at $2.28 per share, valued at $1,882,094, to the Chief Executive Officer, four directors and an immediate family member of the Chief Executive Officer, in settlement of accrued but unpaid compensation. The issuance comprised $83 of common stock and $1,882,011 of additional paid-in capital and is presented in the accompanying consolidated statements of stockholders’ equity (deficit) as “Shares issued to settle accrued liabilities (related parties) at $2.28 per share.”

The shares were recorded at the fair value of the Company’s common stock on the settlement date, which approximated the carrying amount of the liabilities extinguished; accordingly, no gain or loss was recognized on these settlements. As a result of these settlements, together with other settlements and payments made during the period, no accrued but unpaid compensation was owed to the Company’s officers or directors at June 30, 2026. See Note 8 — Related Party Transactions for the allocation of the shares issued among the individual recipients.

Deferred Stock-Based Compensation

The 300,000 restricted shares issued to Global Alliance Consulting Group on January 1, 2026, valued at $2,250,000, are recognized as stock-based compensation on a straight-line basis over the 36-month requisite service period. The Company recognized $187,500 of compensation cost in each of the three months ended March 31, 2026 and the three months ended June 30, 2026, and $375,000 for the six months ended June 30, 2026. The unrecognized portion of $1,875,000 at June 30, 2026 ($2,062,500 at March 31, 2026 and $nil at December 31, 2025) is presented as deferred stock-based compensation, a contra-equity caption, on the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity (deficit). The unrecognized cost is expected to be recognized over the remaining 30 months of the service period.

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

The Company recognized no stock-based compensation expense in fiscal 2025 in respect of the first vesting tranche; the Company’s applied recognition policy is to recognize compensation cost for short-duration cliff-vesting awards upon satisfaction of the requisite service condition. The position has been concurred upon by LAO Professionals as the Company’s PCAOB-registered auditor in connection with the fiscal year ended December 31, 2025, audit. Cumulative compensation cost recognized through the vesting date is mathematically identical to the result that would have been produced under straight-line attribution; the methodologies differ only in inter-period allocation.

Upon completion of the requisite service period on January 1, 2026, the Company recognized cumulative compensation cost of $7,611,669, equal to the grant-date fair value of the 4,000,000 vested options. The grant-date fair value was measured using the Black-Scholes-Merton closed-form option-pricing model with the following inputs: stock price of $3.95 (May 31, 2025, closing price); exercise price of $0.10; expected term of 5.5 years (calculated using the simplified method per SAB Topic 14.D.2); peer-derived volatility of 75%; risk-free rate of 4.13% (U.S. Treasury yield curve at grant date for 5.5-year tenor); and dividend yield of 0%. The model produced a fair value of $1.9029 per option.

No compensation cost in respect of the CEO Award was recognized during the three months ended June 30, 2026. Compensation cost of $7,611,669 was recognized for the six months ended June 30, 2026, and no compensation cost was recognized in either comparative period of 2025.

On February 17, 2026, the CEO exercised the first vesting tranche by means of an offset against accrued but unpaid CEO compensation of $400,000 (4,000,000 shares × $0.10 strike). The exercise was non-cash, increased equity by $400,000 (with par value of $400 and additional paid-in capital of $399,600), reduced the accrued compensation liability by an equal amount, and had no net cash impact.

The remaining 16,000,000 unvested options, with unrecognized grant-date fair value of $30,446,400 measured at $1.9029 per option, will be recognized as stock-based compensation expense in subsequent reporting periods over their respective requisite service periods, subject to forfeiture if the CEO does not render service through each subsequent cliff date.

NOTE 10 — STOCKHOLDERS’ EQUITY (continued)

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

In recognition of the advisory services that Maxim had nonetheless rendered in connection with the abandoned equity raise, the parties agreed to a renegotiated settlement of 250,000 shares as full and final consideration for advisory services rendered through the date of issuance. The 250,000 shares were issued on March 23, 2026, at a grant-date fair value of $1,007,500 (250,000 shares × $4.03 closing price on March 23, 2026), recognized as professional-fees and advisory-services expense in the consolidated statement of operations consistent with SAB Topic 14.F. No shares were issued to Maxim during the three months ended June 30, 2026.

Maxim is the Company’s sales agent under the Equity Distribution Agreement dated April 14, 2026, described under “At-the-Market Offering” above, and received commissions of $14,108 in that capacity during the three and six months ended June 30, 2026, which were recorded against the proceeds of the offering. Maxim is an arm’s-length counterparty and is not a related party under ASC 850-10-20.

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

NOTE 11 — OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 12 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 1, 2026 through the date these consolidated financial statements were issued, and identified the following events requiring disclosure:

Conversion of Streeterville Note

On July 1, 2026, Streeterville Capital, LLC (the “Holder”) delivered a conversion notice electing to convert $125,000 of the outstanding balance of the Secured Convertible Promissory Note issued by the Company on February 26, 2026 (the “Streeterville Note,” described in Note 9 — Debt Financing) into 58,721 shares of the Company’s common stock. The conversion, being the tenth conversion under the Streeterville Note and the first effected after the balance sheet date, was made at a conversion price of $2.1287 per share, equal to 87% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the ten trading days immediately preceding the measurement date, in accordance with the conversion provisions of the Streeterville Note. The lowest daily VWAP in the measurement period was $2.4468, recorded on June 26, 2026. The conversion shares were delivered electronically via DWAC to the Holder’s account at Vision Financial Markets LLC.

After giving effect to the conversion, the Holder reported a remaining outstanding balance under the Streeterville Note of $6,553,152, subject to adjustment for corrections, defaults, interest, and other adjustments permitted by the transaction documents. The conversion will be accounted for under the book-value method prescribed by ASC 470-20-40-1, with no gain or loss recognized at conversion; the proportionate share of unamortized debt discount associated with the converted balance, together with the proportionate share of the compound embedded derivative liability, will be reflected in the third quarter of fiscal year 2026.

On July 20, 2026, the Holder delivered a further conversion notice electing to convert $700,000 of the outstanding balance of the Streeterville Note into 334,208 shares of the Company’s common stock. The conversion, being the eleventh conversion under the Streeterville Note, was made at a conversion price of $2.0945 per share, equal to 87% of the lowest daily volume-weighted average price of the Company’s common stock during the ten trading days immediately preceding the measurement date. The lowest daily VWAP in the measurement period was $2.4075, recorded on July 17, 2026.

After giving effect to the conversion, the Holder reported a remaining outstanding balance under the Streeterville Note of $5,880,877, subject to adjustment for corrections, defaults, interest, and other adjustments permitted by the transaction documents. The conversion will be accounted for under the book-value method prescribed by ASC 470-20-40-1, with no gain or loss recognized at conversion. The shares issued upon conversion were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On July 24, 2026, the Holder delivered a further conversion notice electing to convert $100,000 of the outstanding balance of the Streeterville Note into 61,143 shares of the Company’s common stock. The conversion, being the twelfth conversion under the Streeterville Note, was made at a conversion price of $1.6355 per share, equal to 87% of the lowest daily volume-weighted average price of the Company’s common stock during the ten trading days immediately preceding the measurement date. The lowest daily VWAP in the measurement period was $1.8799, recorded on July 21, 2026.

After giving effect to the conversion, the Holder reported a remaining outstanding balance under the Streeterville Note of $5,786,106, subject to adjustment for corrections, defaults, interest, and other adjustments permitted by the transaction documents. The conversion will be accounted for under the book-value method prescribed by ASC 470-20-40-1, with no gain or loss recognized at conversion. The shares issued upon conversion were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

The shares issued upon conversion were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as an exchange by the issuer with an existing security holder where no commission or other remuneration was paid or given directly or indirectly for the solicitation. Following these conversions, 39,706,258 shares of common stock were issued and outstanding.

NOTE 12 — SUBSEQUENT EVENTS (continued)

Securities Purchase Agreement with Streeterville Capital, LLC

On July 21, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC, an accredited investor (the “Investor”), pursuant to which the Company agreed to sell, and the Investor agreed to purchase, a secured convertible note in the aggregate original principal amount of $2,160,000 (the “Initial Note”), convertible into shares of the Company’s common stock. The transactions contemplated by the Purchase Agreement closed on July 23, 2026, upon satisfaction of the closing conditions, including the filing of a Rule 424(b) prospectus supplement to the Company’s shelf registration statement on Form S-3 registering the conversion shares issuable upon conversion of the Initial Note. At closing, the Company issued the Initial Note and received gross proceeds of $2.0 million, which the Company intends to use for working capital requirements, general corporate purposes and the advancement of its business objectives.

Under the Purchase Agreement, the Investor also has the right, for a period of 24 months after the closing, to purchase one additional note in the principal amount of $1,250,000 (the “Additional Note”). The Additional Note, if issued, will have the same terms, provisions, economics and collateral as the Initial Note.

Terms of the Initial Note

●	The Initial Note will be issued at an original issue discount of 8%, bears interest at 8% per annum, and matures 24 months after the closing.

●	The Initial Note is convertible at the option of the Investor into common stock at a conversion price equal to 87% of the lowest daily VWAP for the ten trading day period immediately preceding the applicable measurement date, subject to a floor price of $0.472.

●	The Company may prepay the outstanding balance upon ten trading days’ prior written notice to the Investor, at an amount in cash equal to 110% of the portion of the outstanding balance the Company elects to prepay.

●	If the Nasdaq official closing price of the Company’s common stock is below the floor price for ten consecutive trading days, the Investor has the right, exercisable at any time in its sole and absolute discretion, to redeem up to the maximum monthly redemption amount defined in the Initial Note per calendar month.

●	Following the occurrence of a major trigger event or a minor trigger event, each as defined in the Initial Note, the Investor may, upon prior written notice, increase the outstanding balance by 10% for each major trigger event and 5% for each minor trigger event. The trigger effect may be applied no more than three times in respect of major trigger events and three times in respect of minor trigger events.

●	A trigger event that is not cured within five trading days following written demand by the Investor automatically becomes an event of default. Upon an event of default, the Investor may accelerate the Initial Note, with the outstanding balance becoming immediately due and payable in cash at the mandatory default amount defined in the Initial Note, and interest accruing on the outstanding balance from the date of the event of default at 15% per annum.

Security Agreement

In connection with the Purchase Agreement and the Initial Note, at closing the Company and the Investor will enter into a security agreement pursuant to which the Company will grant a security interest in the collateral defined therein. The collateral includes, among other assets, all equity interests in the Company’s wholly or partially owned subsidiaries, all customer accounts, rights under insurance contracts and rights relating to clients underlying such insurance contracts, and all goods and equipment now owned or hereafter acquired by the Company.

Registration

The conversion shares issuable upon conversion of the Initial Note were registered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-294416), filed with the Securities and Exchange Commission on March 18, 2026, and declared effective on March 24, 2026, and a prospectus supplement to the base prospectus forming a part of that registration statement, filed with the Commission on July 23, 2026.

Accounting

The Purchase Agreement was executed after the balance sheet date and is a non-recognized (Type II) subsequent event under ASC 855-10-25-3. No amounts relating to the Initial Note are reflected in the accompanying consolidated financial statements. The Company is evaluating the embedded conversion and redemption features of the Initial Note under ASC 815-15-25-1 to determine whether bifurcation from the host contract is required, consistent with the accounting applied to the Streeterville Note issued in February 2026, which resulted in the recognition of a compound embedded derivative liability at issuance. The results of that evaluation, including any day-one loss on issuance, will be reflected in the period in which the Initial Note is issued.

At-the-Market Offering

On July 20, 2026, the Company sold 9,700 shares of common stock under its at-the-market offering program at a weighted average price of $3.009 per share, resulting in gross proceeds of $29,195, less sales commissions of $876, for net proceeds of $28,319. The sale was settled on July 21, 2026. The shares were sold pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-294416), declared effective on March 24, 2026, and the related prospectus supplement.

Conversion of 1800 Diagonal Lending Note 7

On July 30, 2026, 1800 Diagonal Lending, LLC delivered a notice of conversion electing to convert $45,000 of principal outstanding under Note 7 (DLL-1919), issued January 29, 2026 and described in Note 9 — Debt Financing, into 33,520 shares of the Company's common stock at a conversion price of $1.3425 per share. No conversion fee was added to the converted principal. Following the conversion, $94,905 of principal remained outstanding under Note 7. The shares issued upon conversion were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Shares Outstanding

After giving effect to the transactions described above, 39,749,478 shares of common stock were issued and outstanding.

Other than as disclosed above, management evaluated all other subsequent events through the date these consolidated financial statements were issued and concluded that there were no other events requiring adjustment to or disclosure in the consolidated financial statements.

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

Going Concern

Although our financial statements have been prepared on a going concern basis, we must raise additional capital in order to continue as a going concern. See “Risk Factors – Risks Related to the Company - There is doubt that the Company can continue as a “going concern” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Note 3 — Going Concern in this report.

PLAN OF OPERATIONS

The Company’s near-term plan of operations focuses on: (i) continued execution of the Eva Platform digital advertising and media monetization business, which comprises all revenue other than the AI-driven marketing services described below and generated revenue of $3,042,487 and $6,294,021 for the three and six months ended June 30, 2026, compared with $4,138,712 and $7,820,232 for the comparative prior-year periods; (ii) growth of the AI-driven marketing services line of business introduced in the first quarter of 2026, which comprises solely the Jet.AI, Inc. and Braiin Limited service contracts described in Note 4 and generated revenue of $1,161,903 and $1,813,600 for the three and six months ended June 30, 2026, with no comparable revenue in either prior-year period; (iii) deployment of the cash proceeds received from the Streeterville Initial Note ($6,405,000 net of debt issuance costs) toward working capital and growth initiatives; and (iv) continued reduction of legacy convertible note obligations through scheduled cash repayments and holder-elected conversions, as described in Note 9.

As of June 30, 2026, the Company had 39,252,186 shares of common stock issued and outstanding and approximately $2,238,216 of unrestricted cash. The Company entered into an Equity Distribution Agreement with Maxim Group LLC on April 14, 2026, supporting an at-the-market offering of up to $100,000,000 in common stock under the Company’s effective Form S-3 shelf registration statement (Registration No. 333-294416, declared effective March 24, 2026). Sales under the Equity Distribution Agreement are at the Company’s discretion and may be used to fund operations, working capital needs, and other general corporate purposes.

Financial Conditions at June 30, 2026 and December 31, 2025

The following discussion compares the Company’s financial position at June 30, 2026, to its financial position at December 31, 2025.

Total Assets

Total assets increased by $8,059,262, from $16,315,862 at December 31, 2025, to $24,375,124 at June 30, 2026. The increase reflects $2,035,692 of cash generated principally from financing activities, the $3,000,000 equity interest in PSQUARED Inc. received in settlement of a receivable, $1,209,005 of marketable securities received as customer consideration and remeasured to fair value, $1,458,391 of growth in net accounts receivable, and $311,852 of capitalized website development costs.

Cash and Cash Equivalents

Cash and cash equivalents increased by $2,035,692, from $202,524 at December 31, 2025, to $2,238,216 at June 30, 2026. The increase was funded by financing activities rather than by operations; operating activities used cash of $5,229,216 during the six months ended June 30, 2026.

Accounts Receivable, Net

Accounts receivable, net increased by $1,458,391, from $16,006,624 at December 31, 2025, to $17,465,015 at June 30, 2026, net of an allowance for doubtful accounts of $1,379,519 at each date. Realization of this balance in cash is central to funding operations. Balances aged more than 90 days from invoice date were $15,408,659, or approximately 88% of the net balance, net of the $(3,000,000) credit arising from the settlement of Psquared Inc. receivables in equity; balances aged 90 days or less totaled $2,056,356. See Note 2 — Summary of Significant Accounting Policies for the full aging schedule.

Marketable Securities

The Company recorded marketable securities of $1,209,005 at June 30, 2026 (none at December 31, 2025). The marketable securities represent common shares of customers received as non-cash consideration under investor relations services contracts, carried at fair value. The Company recognized an unrealized gain of $495,405 on these securities for the six months ended June 30, 2026. In addition, the Company holds a $3,000,000 non-marketable equity interest in PSQUARED Inc. received in settlement of accounts receivable, which is classified as a non-current asset.

Original Issue Discount and Deferred Financing Costs, Net

Original issue discount, net increased by $49,997, from $73,482 at December 31, 2025, to $123,479 at June 30, 2026, and deferred financing costs, net decreased by $5,181, from $18,044 to $12,863, in each case reflecting discounts and costs added on notes issued during the period less amortization and amounts written off on conversion. These balances are presented as separate current assets and are not netted against the related notes payable.

Property and Equipment, Net

Property and equipment, net decreased by $494, from $14,919 at December 31, 2025, to $14,425 at June 30, 2026, reflecting depreciation for the period. The Company did not acquire or dispose of significant property and equipment during the period.

Accounts Payable and Payroll Liabilities

Accounts payable and payroll liabilities decreased by $2,933,844, from $2,933,844 at December 31, 2025, to nil at June 30, 2026. The balance was settled substantially in common stock rather than cash, including $4,532,974 of shares issued in settlement of accounts payable during the six months ended June 30, 2026.

Accrued Expenses

Accrued expenses decreased by $2,633,885, from $2,633,885 at December 31, 2025, to nil at June 30, 2026, reflecting the June 10, 2026, settlement of accrued compensation owed to officers, directors and the spouse of the Chief Executive Officer through the issuance of 825,483 shares of common stock valued at $1,882,094, together with cash payments made during the period.

Accrued Interest

Accrued interest increased by $215,331, from $68,601 at December 31, 2025, to $283,932 at June 30, 2026, principally reflecting stated interest on the Streeterville Initial Note that accretes to the outstanding balance rather than being paid in cash.

Notes Payable, Current Portion

Notes payable (current) increased by $340,021, from $985,330 at December 31, 2025, to $1,325,351 at June 30, 2026, comprising Diagonal of $913,211, Boot of $202,140, the D. Allison Note of $100,000 and the Global Alliance Note of $110,000. These are face amounts; unamortized original issue discount of $123,479 and deferred financing costs of $12,863 are presented as separate current assets and are not netted against the notes. The change comprised:

Cash movements during the period:

●	$1,043,000 of cash proceeds from the issuance of new convertible promissory notes, comprising Diagonal Note 6 of $100,000 and Note 7 of $350,000 in the first quarter, Diagonal Note 8 of $393,000 in the second quarter, and Boot Notes #3 and #4 aggregating $200,000 in the first quarter.

●	$(298,429) of cash repayments of note principal, comprising $266,069 on the Diagonal notes and $32,360 on the Boot notes; total cash paid to these lenders including interest was $327,406.

Non-cash movements during the period:

●	$(578,326) of principal converted into common stock, comprising Diagonal Notes 2, 3, 4 and 5 of $450,981 and Boot Notes #1 and #2 of $127,345.

●	$207,810 of original issue discount and deferred financing costs added to face value on the notes issued during the period ($186,810 of OID, comprising Diagonal of $152,310 and Boot of $34,500, and $21,000 of deferred financing costs), together with a $34,500 face value adjustment to gross Boot Notes #3 and #4 to their contractual face value.

●	$(34,038) reclassification of payments originally recorded against Traffic Purchase expense in the fourth quarter of 2025 that related to Boot Note #1. The D. Allison Note of $100,000 and the Global Alliance Note of $110,000 were unchanged during the period.

Deferred Revenue

The contract liability of $549,803 at March 31, 2026, was fully recognized as revenue during the three months ended June 30, 2026, and no deferred revenue remained at June 30, 2026 (none at December 31, 2025).

Convertible Note Payable, Net of Unamortized Discount

The Company recorded a convertible note payable, net of unamortized discount, of $1,099,862 at June 30, 2026 (none at December 31, 2025), representing the $6,475,000 face value of the Streeterville Initial Note outstanding at that date less unamortized discount of $5,375,138. The note matures February 26, 2028, and is classified as a long-term liability.

Derivative Liability

The Company recorded a derivative liability of $4,562,001 at June 30, 2026 (none at December 31, 2025). The derivative liability represents the compound embedded derivative bifurcated from the Streeterville Initial Note under ASC 815-15, initially recognized at $6,662,000 on February 26, 2026, reduced by $706,541 reclassified to additional paid-in capital on conversions during the second quarter and remeasured to fair value at each reporting date. It is classified within Level 3 of the fair value hierarchy.

Stockholders’ Equity

Total stockholders’ equity increased by $7,409,776, from $9,694,202 at December 31, 2025, to $17,103,978 at June 30, 2026.

●	Common stock and additional paid-in capital increased by an aggregate of $19,598,609, reflecting $11,269,169 of stock-based compensation and shares issued for services (including $7,611,669 of officer stock-based compensation recognized with no shares issued), shares issued in settlement of accounts payable, accrued related-party liabilities and convertible notes, and $456,166 of net proceeds from at-the-market sales of common stock.

●	Deferred stock-based compensation of $(1,875,000) was recognized as a contra-equity balance representing the unvested portion of equity awards granted during the period.

●	Accumulated deficit increased by $10,313,833, reflecting the net loss for the six months ended June 30, 2026, from $20,342,362 at December 31, 2025 to $30,656,195 at June 30, 2026.

Working Capital

The Company’s working capital increased from $9,679,283 at December 31, 2025, to $19,439,564 at June 30, 2026, an increase of $9,760,281, reflecting total current assets of $21,048,847 and total current liabilities of $1,609,283. Working capital is composed principally of non-cash assets: net accounts receivable of $17,465,015 represented approximately 83% of total current assets and marketable securities a further $1,209,005, while cash represented approximately 11%. See Note 3 — Going Concern.

RESULTS OF OPERATIONS

Three Months Ending June 30, 2026 and 2025

The following table summarizes the Company’s results of operations for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended	Three Months Ended	$ Change	% Change
	June 30, 2026	June 30, 2025	(2026 vs 2025)	(2026 vs 2025)
Revenue
Total revenue	$4,204,390	$4,138,712	$65,678	1.6%

Operating expenses
General and administrative	2,017,316	331,451	1,685,865	508.6%
Media traffic purchase	3,049,042	1,175,780	1,873,262	159.3%
Amortization and depreciation	245	380	(135)	-35.5%
Total operating expenses	5,066,603	1,507,611	3,558,992	236.1%

Operating income (loss)	(862,213)	2,631,101	(3,493,314)	-132.8%
Other income (expense)
Interest expense	(1,178,007)	(6,000)	(1,172,007)	19,533.5%
Unrealized gain (loss) on marketable securities	636,005	-	636,005	NM
Change in fair value of derivative liability	(345,542)	-	(345,542)	NM
Loss on settlement of payable	-	-	-	NM
Loss on issuance of convertible note	-	-	-	NM
Total other income (expense)	(887,544)	(6,000)	(881,544)	14,692.4%
Net loss	$(1,749,757)	$2,625,101	$(4,374,858)	-166.7%

Six Months Ending June 30, 2026 and 2025

The following table summarizes the Company’s results of operations for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change (2026 vs 2025)	% Change (2026 vs 2025)
Total revenue	$8,107,621	$7,820,232	$287,389	3.7%
Operating expenses
General and administrative	11,297,250	708,836	10,588,414	1,493.8%
Media traffic purchase	6,778,484	2,476,546	4,301,938	173.7%
Amortization and depreciation	494	787	(293)	-37.2%
Total operating expenses	18,076,228	3,186,169	14,890,059	467.3%
Operating income (loss)	(9,968,607)	4,634,063	(14,602,670)	-315.1%
Other income (expense)
Interest expense	(1,677,089)	(13,268)	(1,663,821)	12,539.7%
Unrealized gain on marketable securities	495,405	-	495,405	NM
Change in fair value of derivative liability	1,393,458	-	1,393,458	NM
Loss on settlement of payable	(310,000)	-	(310,000)	NM
Loss on issuance of convertible note	(247,000)	-	(247,000)	NM
Total other income (expense)	(345,226)	(13,268)	(331,958)	2,501.9%
Net income (loss)	$(10,313,833)	$4,620,795	$(14,934,628)	-323.2%

Revenue

Total revenue was $4,204,390 for the three months ended June 30, 2026, compared to $4,138,712 for the three months ended June 30, 2025, an increase of $65,678, or 1.6%. For the six months ended June 30, 2026, total revenue was $8,107,621, compared to $7,820,232 for the six months ended June 30, 2025, an increase of $287,389, or 3.7%. While total revenue was substantially flat between periods, the composition of revenue changed materially. Brand marketing revenue was $4,204,390 for the three months ended June 30, 2026, compared to $48,000 in the comparative quarter, and $6,781,329 for the six months ended June 30, 2026, compared to $142,074 for the six months ended June 30, 2025. XML revenue was nil for the three months ended June 30, 2026, compared to $4,090,712 in the comparative quarter, and $1,326,292 for the six months ended June 30, 2026, compared to $7,678,158 for the six months ended June 30, 2025. The Company’s revenue base has therefore shifted almost entirely from XML syndication to brand marketing and customer acquisition campaigns, and the Company generated no XML revenue during the second quarter of fiscal 2026. Presented on the disaggregated basis in Note 4, digital advertising and media monetization revenue — comprising all revenue other than the Jet.AI and Braiin arrangements — was $3,042,487 and $6,294,021 for the three and six months ended June 30, 2026, compared with $4,138,712 and $7,820,232 in the prior-year periods, while AI-driven marketing services revenue, comprising solely those two customers, was $1,161,903 and $1,813,600, with no comparable prior-year revenue. Revenue is generated primarily from media buying, customer acquisition campaigns, and investor relations services. A portion of revenue was settled in non-cash consideration: equity securities with a fair value at receipt of $713,600 were received under customer contracts during the six months ended June 30, 2026.

General & Administrative Costs

General and administrative expense was $2,017,316 for the three months ended June 30, 2026, compared to $331,451 for the three months ended June 30, 2025, an increase of $1,685,865, or 508.6%. For the six months ended June 30, 2026, general and administrative expense was $11,297,250, compared to $708,836 for the six months ended June 30, 2025, an increase of $10,588,414, or 1,493.8%. The prior-year amounts group professional fees with general and administrative expense to conform to the current-period caption.

The six-month increase is predominantly non-cash. It includes $7,611,669 of stock-based compensation recognized on the January 1, 2026, vesting of the first tranche of the Chief Executive Officer’s option award. Excluding that charge, general and administrative expense for the six months ended June 30, 2026, was $3,685,581, comprising principally professional and consulting fees of approximately $2,529,686 (consulting fees of $1,491,647, professional fees of $799,864, legal fees of $189,801 and review and audit fees of $48,375), advertising and promotion of $624,208, salaries and wages of $411,000, payroll expenses of $46,380, insurance of $30,351, office supplies of $18,809 and rent of $8,887, with the balance comprising bank service charges, server fees and other administrative costs.

For the three months ended June 30, 2026, no stock-based compensation was recognized in respect of the option award, and general and administrative expense of $2,017,316 comprised principally professional and consulting fees of approximately $1,202,525 (consulting fees of $573,610, professional fees of $428,364, legal fees of $189,801 and review and audit fees of $10,750), advertising and promotion of $509,733 and salaries and wages of $205,500. Sequentially, general and administrative expense declined from $9,279,934 in the first quarter of fiscal 2026 to $2,017,316 in the second quarter, principally reflecting the non-recurrence of the option-award charge and of the professional and consulting fees associated with the fiscal 2025 Annual Report on Form 10-K and the Streeterville Note placement.

Media Traffic Purchase

Media traffic purchase expense was $3,049,042 for the three months ended June 30, 2026, compared to $1,175,780 for the three months ended June 30, 2025, an increase of $1,873,262, or 159.3%. For the six months ended June 30, 2026, media traffic purchase expense was $6,778,484, compared to $2,476,546 for the six months ended June 30, 2025, an increase of $4,301,938, or 173.7%. The increase reflects an expansion in media buying and customer acquisition activity through Hottest Media LLC, Advertala PTE, Wise Ltd., and other media partners in support of the higher revenue base. Media traffic purchase expense generally moves directionally with revenue, and the year-over-year increase also reflects a change in the mix of customer acquisition channels.

Amortization and Depreciation

Amortization and depreciation expense was $245 for the three months ended June 30, 2026, compared to $380 for the three months ended June 30, 2025, a decrease of $135, or 35.5%. For the six months ended June 30, 2026, amortization and depreciation expense was $494, compared to $787 for the six months ended June 30, 2025, a decrease of $293, or 37.2%. The decrease reflects the continuing depreciation of property and equipment that is approaching the end of its useful life. The Company did not acquire or dispose of significant property and equipment during the period.

Operating Income (Loss)

The Company recognized an operating loss of $862,213 for the three months ended June 30, 2026, compared to operating income of $2,631,101 for the three months ended June 30, 2025, an unfavorable variance of $3,493,314. For the six months ended June 30, 2026, the Company recognized an operating loss of $9,968,607, compared to operating income of $4,634,063 for the six months ended June 30, 2025, an unfavorable variance of $14,602,670. The change in operating results primarily reflects the non-cash equity-based compensation recognized within general and administrative expense in the first quarter of 2026, together with higher media traffic purchase expense supporting the revenue base, partially offset by a modest increase in revenue.

Interest Expense

Interest expense was $1,178,007 for the three months ended June 30, 2026, compared to $6,000 for the three months ended June 30, 2025. For the six months ended June 30, 2026, interest expense was $1,677,089, compared to $13,268 for the six months ended June 30, 2025, an increase of $1,663,821. Of the six-month amount, $1,388,768 represents amortization of debt discount, original issue discount and deferred financing costs, including accelerated amortization recognized on notes converted during the period, consistent with the add-backs presented in the condensed consolidated statements of cash flows, and $288,321 represents stated and other interest, of which $201,670 relates to the senior secured convertible promissory note issued to Streeterville Capital, LLC that accretes to the outstanding balance rather than being paid in cash. Only a small portion of interest expense for the period was paid in cash. See Note 9 — Debt Financing for further details.

Unrealized Gain (Loss) on Marketable Securities

The Company recognized an unrealized gain on marketable securities of $636,005 for the three months ended June 30, 2026, and an unrealized gain of $495,405 for the six months ended June 30, 2026 (no comparable amounts in the prior-year periods). The amounts reflect the mark-to-market adjustment of common shares of Jet.AI Inc. and Braiin Limited received as non-cash consideration under investor relations services contracts.

Change in Fair Value of Derivative Liability

The Company recognized a loss on the change in fair value of derivative liability of $345,542 for the three months ended June 30, 2026, and a net gain of $1,393,458 for the six months ended June 30, 2026 (no comparable amounts in the prior-year periods). The amounts reflect the mark-to-market remeasurement of the compound embedded derivative bifurcated from the senior secured convertible promissory note issued to Streeterville Capital, LLC in February 2026. The derivative was initially recognized at a fair value of $6,662,000 on the issuance date, was remeasured to $4,923,000 at March 31, 2026 and to $4,562,001 at June 30, 2026, and was reduced by $706,541 reclassified to additional paid-in capital on conversions during the second quarter. The fair value measurement is sensitive to changes in the Company’s common stock price, volatility, and the conversion-trigger probability. See Note 2 — Summary of Significant Accounting Policies for further detail.

Loss on Settlement of Payable

The Company recognized a loss on settlement of payable of $310,000 for the six months ended June 30, 2026, and no such loss for the three months ended June 30, 2026 (no comparable amounts in the prior-year periods). The loss reflects the issuance of 500,000 shares of common stock to Hottest Media LLC in February 2026 in settlement of outstanding trade accounts payable. The shares were issued at 80% of the closing price of the Company’s common stock on February 5, 2026; the loss reflects the difference between the carrying value of the settled payable ($1,240,000) and the fair value of the common stock issued ($1,550,000).

Loss on Issuance of Convertible Note

The Company recognized a loss on issuance of convertible note of $247,000 for the six months ended June 30, 2026, and no such loss for the three months ended June 30, 2026 (no comparable amounts in the prior-year periods). The loss reflects the excess of the initial fair value of the compound embedded derivative bifurcated from the Streeterville Capital senior secured convertible promissory note ($6,662,000) over the available debt discount allocation ($6,415,000) on the issuance date of February 26, 2026. See Note 9 — Debt Financing for further details.

Net Loss

The Company recognized a net loss of $1,749,757, or $(0.05) per basic and diluted share, for the three months ended June 30, 2026, compared to net income of $2,625,101, or $0.08 per basic and diluted share, for the three months ended June 30, 2025. For the six months ended June 30, 2026, the Company recognized a net loss of $10,313,833, or $(0.28) per basic and diluted share, compared to net income of $4,620,795, or $0.15 per basic and diluted share, for the six months ended June 30, 2025. The change from net income to net loss is driven predominantly by non-cash charges rather than cash costs: $11,269,169 of stock-based compensation and shares issued for services recognized within general and administrative expense, and $1,388,768 of debt discount, original issue discount and deferred financing cost amortization within interest expense. Cash used in operating activities for the six months was $5,229,216. The weighted-average number of common shares outstanding, basic and diluted, was 37,331,301 for the three months and 36,676,809 for the six months ended June 30, 2026, compared to 31,341,436 in each of the prior-year periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, the Company had cash and cash equivalents of $2,238,216, compared to $202,524 at December 31, 2025. At June 30, 2026, the Company had total current assets of $21,048,847, total current liabilities of $1,609,283 and working capital of $19,439,564. Accounts receivable, net of an allowance for doubtful accounts of $1,379,519, was $17,465,015, and realization of that balance is central to funding operations. The principal source of liquidity during the six months ended June 30, 2026, was the senior secured convertible promissory note issued to Streeterville Capital, LLC in February 2026 (the “Streeterville Initial Note”), which generated net cash proceeds of approximately $6,970,000. The Streeterville Initial Note has a face value of $7,560,000; cash proceeds at issuance were reduced by an original issue discount of $560,000, an investor closing expense reimbursement of $30,000, placement agent fees of $402,500 paid to Maxim Group LLC, and legal fees of $152,500 paid to Sichenzia Ross Ference Carmel LLP, in each case netted from the wire at closing or paid promptly thereafter. The Company also received $1,043,000 of proceeds from other promissory notes and $456,166 of net proceeds from at-the-market sales of common stock during the period. See Note 9 — Debt Financing for further information regarding the terms of these notes.

Net cash used in operating activities was $5,229,216 for the six months ended June 30, 2026, compared to net cash provided by operating activities of $2,341 for the six months ended June 30, 2025. The increase in operating cash usage primarily reflects the increase in accounts receivable arising from the timing of customer collections and the settlement of previously accrued obligations, partially offset by non-cash add-backs in the reconciliation of net loss to operating cash flow, including stock-based compensation of $8,011,669, shares issued for services of $3,257,500, amortization of debt discount, original issue discount and deferred financing costs of $1,388,768 and stated interest accreted to the Streeterville Initial Note of $201,670, less the $1,393,458 net gain on remeasurement of the compound embedded derivative and $1,209,005 of marketable securities received as consideration.

Net cash used in investing activities was $311,852 for the six months ended June 30, 2026, compared to $7,581 for the six months ended June 30, 2025.

Net cash provided by financing activities was $7,576,760 for the six months ended June 30, 2026, compared to $189,963 for the six months ended June 30, 2025. Financing activities comprised $6,970,000 of net proceeds from the Streeterville Initial Note, $1,043,000 of proceeds from other promissory notes and $456,166 of net proceeds from the at-the-market equity program, less $327,406 of note repayments and $565,000 of debt issuance costs paid. Net cash increased $2,035,692 during the six months ended June 30, 2026, to $2,238,216 at period end, compared to an increase of $184,723 to $261,079 in the prior-year period.

Approximately 88% of the Company’s net accounts receivable balance at June 30, 2026, was outstanding for more than 90 days from the invoice date. Management is actively engaged with the Company’s largest counterparties regarding the collection of these balances and, based on counterparty confirmations received to date, the Company’s historical collection experience with these counterparties, and the absence of disputes regarding amounts owed, management expects substantially all of these balances to be collected within the look-forward period.

On April 14, 2026, the Company entered into an Equity Distribution Agreement with Maxim Group LLC providing for the offer and sale, from time to time and at the Company’s discretion, of shares of the Company’s common stock having an aggregate offering price of up to $100,000,000 in transactions deemed to be “at-the-market offerings” under Rule 415 promulgated under the Securities Act of 1933. Sales under the Equity Distribution Agreement are conducted under the Company’s effective Form S-3 shelf registration statement (Registration No. 333-294416). Maxim is entitled to a fixed commission of 3.0% of the gross sales price of shares sold. The Equity Distribution Agreement has a term of twelve months from execution. From execution through June 30, 2026, the Company sold 114,384 shares under the agreement for gross proceeds of approximately $470,274 and net proceeds of $456,166. Because the Company’s public float is below $75,000,000, sales under the Form S-3 are limited by General Instruction I.B.6 thereto; see Note 3 — Going Concern.

GOING CONCERN CONSIDERATION

Although the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, management has evaluated, in accordance with FASB Accounting Standards Codification 205-40, whether the conditions and events described in Note 3 — Going Concern, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management has concluded that the conditions and events described in Note 3 — including the operating loss and negative operating cash flow for the six months ended June 30, 2026, an accumulated deficit of $30,656,195 at June 30, 2026, the concentration of working capital in aged accounts receivable, elevated media traffic purchase costs as a percentage of revenue, and the contingent redemption right of the Streeterville Initial Note — raise substantial doubt, and that management’s plans do not alleviate that substantial doubt. See Note 3 — Going Concern for the full going-concern discussion.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

We have based our management’s discussion and analysis of our financial condition and results of operations on our financial statements, prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses for the reporting periods. Our actual results may differ from these estimates, and such differences could be material and uncertain, particularly in the current economic environment.

In more detail, we have described significant accounting policies in Note 2 of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We evaluate our critical accounting estimates and judgments, as required by our policies, on an ongoing basis and update them as necessary in response to changing conditions.

JOBS ACT ACCOUNTING ELECTION

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. As an emerging growth company, we have elected to use the extended transition period; as a result, the Company may delay the adoption of certain accounting standards until the standards apply to private companies.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We have not engaged in any off-balance sheet arrangements as defined in Item 303(b) of the SEC’s Regulation S-K. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

The amendments in the ASU are effective for fiscal years beginning after January 1, 2020, including interim periods within those fiscal years. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted this ASU as of January 1, 2020, for ASC 606, Revenue Recognition, and Amended ASU 2016-02, Leases (Topic 840). The ASU is currently not expected to have a material impact on our consolidated financial statements. While we have described significant accounting policies in more detail in Note 2 of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K (17 C.F.R. § 229.10(f)(1)).

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a -15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2026, due to the material weakness in our internal controls, due to inadequate segregation of duties within account processes, due to limited personnel, and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting materially.

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

The following securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, during the three months ended June 30, 2026. Shares sold under the Company’s at-the-market equity distribution program were registered on the Company’s Form S-3 shelf registration statement and are accordingly not included below. Unregistered sales completed during the three months ended March 31, 2026, were previously reported in the Company’s Quarterly Report on Form 10-Q for that period. Unregistered issuances effected after June 30, 2026 and through the date of this report, which were made in reliance on the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, are described under “Issuances Subsequent to June 30, 2026” below.

Between April 20, 2026 and June 22, 2026, the holder of the Company’s senior secured convertible promissory note effected nine conversions, converting $1,085,000 of face value into an aggregate of 397,777 shares of common stock, credited to stockholders’ equity at $832,453. Face value of $6,475,000 remained outstanding at June 30, 2026. See Note 9 — Debt Financing.

On April 29, April 30 and May 27, 2026, an aggregate of 70,831 shares of common stock were issued to 1800 Diagonal Lending LLC upon the conversion in full of two convertible promissory notes, at conversion prices ranging from $2.1905 to $2.3075 per share, credited to stockholders’ equity at $159,732. Neither note had any balance outstanding at June 30, 2026. See Note 9 — Debt Financing.

On June 10, 2026, 1,308,322 shares of common stock were issued to Hottest Media LLC at $2.28 per share, valued at $2,982,974, in settlement of accounts payable. The shares were recorded at the fair value of the Company’s common stock on the settlement date, which approximated the carrying amount of the liability extinguished, and no gain or loss was recognized. See Note 10 — Stockholders’ Equity.

On June 10, 2026, an aggregate of 825,483 shares of common stock were issued at $2.28 per share, valued at $1,882,094, to officers, directors and an immediate family member of the Chief Executive Officer in settlement of accrued but unpaid compensation. See Note 8 — Related Party Transactions and Note 10 — Stockholders’ Equity.

Issuances Subsequent to June 30, 2026

Between July 1, 2026 and July 24, 2026, the holder of the Company’s senior secured convertible promissory note issued February 26, 2026, effected three additional conversions, converting an aggregate of $925,000 of the outstanding balance into an aggregate of 454,072 shares of common stock at conversion prices ranging from $1.6355 to $2.1287 per share. Following the July 24, 2026, conversion, the holder reported a remaining outstanding balance under that note of $5,786,106. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. See Note 12 — Subsequent Events.

On July 30, 2026, 33,520 shares of common stock were issued to 1800 Diagonal Lending, LLC upon the conversion of $45,000 of principal outstanding under a convertible promissory note issued January 29, 2026, at a conversion price of $1.3425 per share. Principal of $94,905.48 remained outstanding under that note following the conversion. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. See Note 12 — Subsequent Events.

The 9,700 shares of common stock sold on July 20, 2026, under the Company’s at-the-market equity distribution program, and the conversion shares issuable upon conversion of the secured convertible note in the original principal amount of $2,160,000 issued on July 23, 2026, were registered under the Company’s shelf registration statement on Form S-3 (File No. 333-294416) and the related prospectus supplements and are accordingly not included above.

Securities Purchase Agreement

On February 23, 2026, we entered into a securities purchase agreement with Streeterville Capital, LLC. Pursuant to the purchase agreement, the Company agreed to sell, and the investor agreed to purchase, a senior secured convertible note of the Company, in the aggregate original principal amount of $7,560,000 (the “Initial Note”), which is convertible into common stock of the Company. On closing, the Company issued the Initial Note and received cash proceeds of $6,970,000, being the $7,560,000 original principal amount less a $560,000 original issue discount and a $30,000 investor closing expense reimbursement. The purchase agreement was entered into during the three months ended March 31, 2026, and was previously reported; the conversions of the Initial Note described above occurred during the three months ended June 30, 2026. The securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the Purchase Agreement, the Investor shall also have the right, for a period of 24 months after the Closing, to purchase up to $4,320,000.00 of principal amount of additional notes (the “Additional Notes”) in one or more tranches. The Initial Note is convertible at the option of the investor into common shares of the Company at a conversion rate equal to the Outstanding Balance, as defined in the Initial Note, being converted divided by the Conversion Price, as defined in the Initial Note. The Conversion Price is equal to 87% of the lowest daily VWAP for the ten (10) Trading Day period immediately preceding the applicable measurement date; provided, however, that in no event will the Conversion Price be lower than the Floor Price, as defined in the Initial Note, which is $0.90.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EVA LIVE INC.

Date: August 3, 2026	/s/ David Boulette
David Boulette, President and CEO (Principal Executive Officer)

Date: August 3, 2026	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

