Form 10-Q
period 2026-09-30
Eva Live Inc
filed 2026-11-13
CIK 1983736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-43076

EVA LIVE INC.

(Exact name of registrant as specified in its charter)

Nevada	7370	88-2864075
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

8488 Rozita Lee Avenue, Building 3,

Las Vegas, NV 89113

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding as of November 13, 2026, was 41,133,378.

EVA LIVE INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Item 1. Financial Statements

Index to Consolidated Financial Statements

Pages

Consolidated Balance Sheet as of September 30, 2026 (Unaudited) and December 31, 2025 (Audited)	F-2

Consolidated Statement of Operations for the three and nine months ended September 30, 2026 (Unaudited), and September 30, 2025 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2026 (Unaudited), and September 30, 2025 (Unaudited)	F-4

Consolidated Statement of Cash Flows for the nine months ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)	F-6

Notes to the Consolidated Financial Statements	F-7

EVA LIVE INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets:
Current assets
Cash	$308,272	$202,524
Accounts receivable, net of allowance for doubtful accounts of $4,283,387 and $1,379,519, respectively	17,889,898	16,006,624
Marketable securities	865,234	-
Original issuance discount, net	151,603	73,482
Deferred financing costs, net	3,547	18,044
Other assets	269	269
Total current assets	$19,218,823	$16,300,943
Capitalized website and software development costs	1,476,856	-
Investment in private securities	3,000,000	-
Investment in drone technology	180,000	-
Furniture, fixtures, and equipment, net	13,690	14,919
Total assets	$23,889,369	$16,315,862
Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	9,000	2,933,844
Accounts payable — related party	100,000	-
Payroll liabilities — related parties	99,666	2,633,885
Convertible promissory notes and notes payable	1,244,335	875,330
Convertible note payable — related party	110,000	110,000
Accrued interest	454,940	68,601
Due to Dune Equity Holdings LLC	500,000	-
Total current liabilities	$2,517,941	$6,621,660
Senior secured convertible promissory notes, face value	7,060,000	-
Less: Unamortized debt discount	(5,039,614)	-
Convertible notes payable, net of unamortized discount	2,020,386	-
Derivative liability	4,418,000	-
Total long-term liabilities	6,438,386	-
Total liabilities	$8,956,327	$6,621,660
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Series A convertible preferred stock, par value $0.0001, 5,000,000 shares of preferred stock authorized, of which 1,000,000 shares designated Series A; 200,000 and nil shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	20	-
Common stock, par value $0.0001, 300,000,000 shares authorized; 40,395,871 and 31,342,285 shares issued and outstanding, as of September 30, 2026, and December 31, 2025, respectively	4,040	3,134
Deferred stock-based compensation	(1,687,500)	-
Additional paid-in capital	102,149,875	30,033,430
Accumulated deficit	(85,533,393)	(20,342,362)
Total stockholders’ equity (deficit)	$14,933,042	$9,694,202
Total liabilities and stockholders’ equity:	$23,889,369	$16,315,862

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	3,729,807	4,913,318	11,837,428	12,733,550
Total revenue	$3,729,807	$4,913,318	$11,837,428	$12,733,550
Operating expenses
General and administrative	55,772,470	529,562	67,069,720	1,238,398
Media traffic purchase	1,815,583	2,472,788	8,594,067	4,949,334
Amortization and depreciation	735	48,643	1,229	49,430
Total operating expenses	57,588,788	3,050,993	75,665,016	6,237,162
Operating income (loss)	(53,858,981)	1,862,325	(63,827,588)	6,496,388
Other income (expense):
Interest expense	(1,232,771)	(38,009)	(2,909,860)	(51,277)
Marketable securities gain (loss), unrealized	(343,771)	-	151,634	-
Change in fair value of derivative liability	558,325	-	1,951,783	-
Loss on settlement of payable	-	-	(310,000)	-
Loss on issuance of senior secured convertible promissory note	-	-	(247,000)	-
Total other income (expense)	(1,018,217)	(38,009)	(1,363,443)	(51,277)
Income (loss) before provision for income taxes	(54,877,198)	1,824,316	(65,191,031)	6,445,111
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	$(54,877,198)	$1,824,316	$(65,191,031)	$6,445,111
Net loss per common share, basic and diluted	(1.38)	0.06	(1.73)	0.21
Weighted average number of common shares outstanding basic and diluted	39,880,979	31,341,436	37,756,602	31,341,436

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three Months Ended September 30, 2026 and 2025

(Unaudited)

Three Months Ended	Preferred Shares	Preferred Amount	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total Equity
Balance — June 30, 2025	-	-	31,342,285	$3,134	$30,033,430	$-	$(23,848,880)	$6,187,684
Net income	-	-	-	-	-	-	1,824,316	1,824,316
Balance — September 30, 2025	-	-	31,342,285	3,134	30,033,430	-	(22,024,564)	8,012,000
Balance — June 30, 2026	-	-	39,252,186	3,925	49,631,248	(1,875,000)	(30,656,195)	17,103,978
Amortization of deferred stock-based compensation, consultant	-	-	-	-	-	187,500	-	187,500
Shares issued per equity distribution (at-the-market offering) at an average of $2.53 per share	-	-	26,564	3	67,179	-	-	67,182
Shares issued to settle convertible notes (Streeterville) at an average of $1.72 per share	-	-	849,395	85	1,460,240	-	-	1,460,325
Shares issued to settle convertible notes (Diagonal) at an average of $1.35 per share	-	-	215,226	22	291,233	-	-	291,255
Commitment shares issued to Dune Equity Holdings LLC (returned and canceled October 2, 2026)	-	-	52,500	5	(5)	-	-	-
Series A preferred stock issued to the Chief Executive Officer for services	200,000	20	-	-	50,699,980	-	-	50,700,000
Net loss	-	-	-	-	-	-	(54,877,198)	(54,877,198)
Balance — September 30, 2026	200,000	$20	40,395,871	$4,040	$102,149,875	$(1,687,500)	$(85,533,393)	$14,933,042

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Nine Months Ended September 30, 2026 and 2025

(Unaudited)

Nine Months Ended	Preferred Shares	Preferred Amount	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total Equity
Balance — December 31, 2024	-	-	31,342,285	$3,134	$30,033,430	$-	$(28,469,675)	$1,566,889
Net income	-	-	-	-	-	-	6,445,111	6,445,111
Balance — September 30, 2025	-	-	31,342,285	3,134	30,033,430	-	(22,024,564)	8,012,000
Balance — December 31, 2025	-	-	31,342,285	3,134	30,033,430	-	(20,342,362)	9,694,202
Shares issued for services, consultant, valued at $7.50 per share	-	-	300,000	30	2,249,970	(1,687,500)	-	562,500
Stock-based compensation — CEO option exercise valued at $0.10 per share	-	-	4,000,000	400	399,600	-	-	400,000
Increase in APIC for officer’s stock-based compensation	-	-	-	-	7,611,669	-	-	7,611,669
Shares issued for note settlement valued at $3.26 per share	-	-	143,104	14	466,007	-	-	466,021
Shares issued for accounts payable settlement valued at $3.10 per share	-	-	500,000	50	1,549,950	-	-	1,550,000
Shares issued for advisory services, underwriter, valued at $4.03 per share	-	-	250,000	25	1,007,475	-	-	1,007,500
Shares issued per equity distribution (at-the-market offering) at an average of $3.71 per share	-	-	140,948	14	523,334	-	-	523,348
Shares issued to settle convertible notes (Streeterville) at an average of $1.84 per share	-	-	1,247,172	125	2,292,653	-	-	2,292,778
Shares issued to settle convertible notes (Diagonal) at an average of $1.58 per share	-	-	286,057	29	450,958	-	-	450,987
Shares issued to settle accounts payable at $2.28 per share	-	-	1,308,322	131	2,982,843	-	-	2,982,974
Shares issued to settle accrued liabilities (related parties) at $2.28 per share	-	-	825,483	83	1,882,011	-	-	1,882,094
Commitment shares issued to Dune Equity Holdings LLC (returned and canceled October 2, 2026)	-	-	52,500	5	(5)	-	-	-
Series A preferred stock issued to the Chief Executive Officer for services	200,000	20	-	-	50,699,980	-	-	50,700,000
Net loss	-	-	-	-	-	-	(65,191,031)	(65,191,031)
Balance — September 30, 2026	200,000	$20	40,395,871	$4,040	$102,149,875	$(1,687,500)	$(85,533,393)	$14,933,042

The accompanying notes are an integral part of these consolidated financial statements.

EVA LIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited, As revised)
Cash Flows from operating activities:
Net income (loss)	$(65,191,031)	$6,445,111
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,229	1,528
Shares issued for services	3,257,500	-
Deferred stock based compensation	(1,687,500)	-
Stock-based compensation	58,311,669	-
Loss on extinguishment of debt	310,000	-
Amortization of deferred financing costs and original issue discount	271,946	47,902
Loss on issuance of convertible note	247,000	-
Change in fair value of derivative liability	(1,951,783)	-
Unrealized gain on marketable securities	(151,634)	-
Amortization of debt discount, convertible notes	2,089,447	-
Marketable securities received as non-cash consideration	(713,600)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,883,274)	(8,777,374)
Accounts payable and accrued liabilities	1,189,130	2,090,485
Accounts payable — related party	100,000	-
Payroll liabilities — related parties	(267,458)	-
Accrued interest	551,220	26,546
Non-cash debt reclassifications, net of issuance costs reclassified to financing	(23,373)	-
Net Cash used in operating activities	$(8,540,512)	$(165,802)
Cash flow from investing activities:
Purchase of capitalized software and equipment	(1,461,523)	(10,202)
Investment in drone technology	(80,000)	-
Net Cash used in investing activities	$(1,541,523)	$(10,202)
Cash flow from financing activities:
Proceeds from convertible notes (Streeterville)	8,961,500	-
Proceeds from notes (Diagonal/Boot)	1,611,000	750,000
Repayment of notes (Diagonal/Boot/Allison)	(783,065)	(301,070)
Debt issuance costs paid (placement agent and legal)	(625,000)	-
Proceeds from Dune Equity Holdings LLC note (repaid October 2, 2026)	500,000	-
Proceeds from at-the-market equity offering	523,348	-
Net Cash Provided by financing activities	$10,187,783	$448,930
Net change in Cash and cash equivalents for the period	105,748	272,926
Cash and cash equivalents at the beginning of the period	202,524	76,356
Cash and cash equivalents at the end of the period	$308,272	$349,282
Non-cash investing and financing activities:
Initial recognition of derivative liability — convertible note bifurcation	7,939,000	-
Marketable securities received as non-cash consideration for IR services contracts	713,600	-
Traffic purchase reclassification	(34,038)	-
Shares issued to repay senior secured convertible note (Streeterville)	2,292,778	-
Shares issued to repay convertible notes (Diagonal/Boot)	917,008	-
Shares issued for settlement of accrued liabilities (related parties)	1,882,094	-
Common stock issued on exercise of CEO stock options in settlement of accrued compensation	400,000	-
Equity interest in Psquared Inc. received in settlement of accounts receivable	3,000,000	-
Shares issued for settlement of accounts payable	4,532,974	-
Shares issued for consulting and advisory services	3,257,500	-
Investment in drone technology included in accounts payable	100,000	-
Debt issuance costs included in accounts payable	9,000	-
Capitalized software development costs included in payroll liabilities — related parties	15,333	-
OID and debt issuance costs withheld from note proceeds	326,574	147,590
Supplemental cash flow information:
Cash paid for interest	77,842	24,731

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

On September 9, 2021, the Company completed a reverse split in the amount of 1-for-150, changed the Company’s name to Eva Live Inc., changed the Company’s trading symbol from “MLWN” to “GOAI,” and executed an Acquisition Agreement resulting in a change of control of the Company. On September 10, 2021, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name from “Malwin Ventures, Inc.” to “Eva Live Inc.” and a change in the Company’s ticker symbol from “MLWN” to the new trading symbol “GOAI”.

Organization and Principles of Consolidation

On June 16, 2026, the Company formed Eva Defense, Inc. (“Eva Defense”), a Nevada corporation, to develop drone and autonomous systems technology and to pursue acquisitions of, and partnerships with, companies in the drone, autonomous systems and defense technology sectors, including businesses involved in drone technologies, autonomous platforms, artificial intelligence applications, surveillance systems, advanced sensor technologies, and robotics. The directors of Eva Defense are David Boulette and Daryl Walser. As of the date of this report, Eva Defense has not issued any shares of its capital stock.

On August 5, 2026, Eva Defense and the Company entered into a development agreement with Boumarang Inc. (“Boumarang”), a related party, under which Boumarang provides engineering development services for a resilient communications drone program over twelve months for fixed monthly fees of $100,000 (see Note 6 — Commitments and Contingencies and Note 8 — Related Party Transactions). Eva Defense commenced development activities in August 2026 under the Boumarang agreement and has unveiled a prototype low-noise autonomous drone designed for intelligence, surveillance and reconnaissance applications, which remains in development and testing. As of September 30, 2026, Eva Defense had not generated revenue from the prototype or any other product, and the Company had not entered into any definitive agreement to acquire any business or to enter into any partnership through Eva Defense. Any such acquisition or partnership would be subject to the identification of suitable opportunities, the negotiation and execution of definitive agreements, and other conditions, and there can be no assurance that Eva Defense will complete any acquisition or partnership or generate any revenue.

The accompanying consolidated financial statements include the accounts of the Company and Eva Defense. Although Eva Defense has not issued shares of its capital stock, the Company formed Eva Defense, controls its board of directors and funds all of its activities, and accordingly accounts for Eva Defense as a wholly owned subsidiary. Eva Defense does not maintain separate books of account or a bank account, and all of its activities have been funded by the Company. On a stand-alone basis at September 30, 2026, Eva Defense’s assets consisted of the $180,000 investment in drone technology, its liabilities consisted of $100,000 payable to Boumarang Inc. and $100,000 due to the Company, and it had incurred a net loss of $20,000 since inception, representing research and development expense; it has generated no revenue. All intercompany accounts and transactions have been eliminated in consolidation.

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

Proposed Acquisition of Airbeam Wireless Technologies Inc.

On July 20, 2026, the Company announced that it had signed a non-binding letter of intent to acquire a controlling 51% interest in Airbeam Wireless Technologies Inc. (“Airbeam”), with an option to acquire the remaining 49%, in a proposed transaction that values Airbeam at approximately $16 million. Airbeam is a wireless semiconductor company focused on 60 GHz connectivity solutions for next-generation communications and autonomous systems. If the transaction is completed, the Company intends to integrate Airbeam’s wireless technology with its artificial intelligence platform through Eva Defense. The proposed acquisition is subject to the completion of due diligence, the negotiation and execution of definitive agreements, and other customary closing conditions. As of the date of this report, the Company has not entered into a definitive agreement with respect to Airbeam, and there can be no assurance that the proposed transaction will be completed on the terms described, or at all.

Other Transactions During the Period

During the nine months ended September 30, 2026, the Company completed a number of financing and equity transactions, including sales of common stock under its Equity Distribution Agreement dated April 14, 2026, the issuance of a second senior secured convertible promissory note to Streeterville Capital, LLC in July 2026, the issuance and conversion of convertible promissory notes, the issuance and cancellation of a secured promissory note to Dune Equity Holdings LLC, and the settlement of accrued liabilities and accounts payable through the issuance of common stock. These transactions did not change the nature of the Company’s operations and are described in Note 9 — Debt Financing, Note 10 — Stockholders’ Equity, and Note 8 — Related Party Transactions.

Corporate Information

In September 2026, the Company relocated its principal executive office to 8488 Rozita Lee Avenue, Building 3, Las Vegas, Nevada 89113, and our corporate website is www.eva.live.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include the allowance for doubtful accounts, the grant-date fair value of share-based compensation awards, the fair value of the compound embedded derivatives associated with the Streeterville convertible notes, the fair value of equity securities received as non-cash consideration, the carrying amount of the non-marketable equity investment in Psquared Inc., the recoverability of long-lived assets, including capitalized software development costs and the investment in drone technology, and the realizability of deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include Cash on hand, deposits at banking institutions, and all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash balances of $308,272 and $202,524 as of September 30, 2026, and December 31, 2025, respectively.

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

During the nine months ended September 30, 2026, the Company performed marketing service contracts with non-affiliated counterparties that involved both cash consideration and non-cash consideration in the form of restricted shares of the customer’s common stock. No such contracts were performed during the three months ended September 30, 2026. Revenue under these contracts is recognized over time on a straight-line basis over the contract service period, as the Company’s customers simultaneously receive and consume the benefits of the services as they are performed (single performance obligation satisfied over time under ASC 606-10-25-27). The non-cash consideration is measured at fair value at contract inception per ASC 606-10-32-21 and recorded as a contract liability (deferred revenue) until earned. See Note 4 — Revenue Recognition.

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

The assessment requires significant management judgment, particularly given the Company’s customer concentration, the programmatic advertising industry’s extended payment cycles, and the material proportion of balances aged beyond 90 days. As of September 30, 2026, and December 31, 2025, gross trade accounts receivable totaled $22,173,285 and $17,386,143, respectively, against which the Company maintained an allowance for credit losses of $4,283,387 and $1,379,519, respectively, resulting in net trade accounts receivable of $17,889,898 and $16,006,624, respectively. Of the September 30, 2026, net balance, approximately $14,373,021, or 80%, was aged more than 90 days from the invoice date. As of December 31, 2025, approximately 79% of trade accounts receivable were aged more than 90 days.

Aging bucket	September 30, 2026
Current	$1,269,304
1 – 30 days	1,357,243
31 – 60 days	-
61 – 90 days	890,330
91 days and over	14,373,021
Total trade accounts receivable, net	$17,889,898

The schedule above is stated net of the allowance for credit losses of $4,283,387 recorded at September 30, 2026. The balances of five customers aggregating $2,903,869, all aged more than 90 days, were fully reserved during the three months ended September 30, 2026, and are therefore excluded from the schedule. Gross trade accounts receivable at September 30, 2026, were $22,173,285.

The Company’s receivables are concentrated among a limited number of customers. As of September 30, 2026, the three largest customer balances represented approximately 60% of net trade accounts receivable and the five largest represented approximately 76%, with no other customer exceeding 6%. Nonpayment by any one of these customers could have a material adverse effect on the Company’s financial position and results of operations.

Management assesses collectability on a customer-by-customer basis, considering the creditworthiness of counterparties (including publicly traded entities subject to SEC reporting), the aging of individual balances, the results of collection efforts and negotiations with customers, the continuation of service relationships, and subsequent collections evidence. Balances are fully reserved by specific identification when they are aged more than 90 days, no collections have been received during the quarter, and the customer has ceased operations, disputed or declined payment, or has not responded to collection efforts; balances supported by subsequent collections or counterparty confirmations are not reserved. Based on this assessment, the Company increased the allowance for credit losses from $1,379,519 at December 31, 2025, and June 30, 2026, to $4,283,387 at September 30, 2026, representing approximately 19% and 8% of gross trade accounts receivable at September 30, 2026, and December 31, 2025, respectively. The increase reflects a specific reserve for the full balances of five customers aggregating $2,903,869, all aged more than 90 days. A change in management’s assessment of any of the factors described above, including the extended aging profile of the portfolio and the concentration of balances among a small number of customers, could result in the recognition of a material additional allowance in future periods.

Bad debt expense was $2,903,869 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $2,903,869 and $0 for the nine months ended September 30, 2026 and 2025, respectively, and is included in general and administrative expenses. No amounts were written off against the allowance during the periods presented.

During the nine months ended September 30, 2026, the Company settled $3,000,000 of trade receivables due from Psquared Inc. in exchange for an equity interest in Psquared. The settled receivable was derecognized and the equity interest received was recorded as an equity investment under ASC 321, Investments — Equity Securities. The settlement was a non-cash transaction and is excluded from the change in accounts receivable presented in the condensed consolidated statements of cash flows. Following the settlement, the Company continued to hold a trade receivable from Psquared of $3,789,553 as of September 30, 2026 ($3,918,180 as of June 30, 2026), all of which was aged more than 90 days and which represented the Company’s largest customer balance. See Note 2 — Summary of Significant Accounting Policies for additional information.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Office Lease

The Company’s office arrangements comprise a month-to-month arrangement for its Los Angeles corporate office and a fixed-term membership subscription for its Las Vegas office. In each case the provider retains a substantive right to substitute or relocate the space, so the Company does not have the right to control the use of an identified asset and the arrangements do not meet the definition of a lease under ASC 842, Leases. Office facility costs are recognized in general and administrative expenses as incurred and were $17,137 for the nine months ended September 30, 2026. See Note 6 — Commitments and Contingencies for the terms of these arrangements and the related committed payments.

Marketable Securities and Equity Securities Received as Non-Cash Consideration

During the nine months ended September 30, 2026, the Company received equity securities of two non-affiliate counterparties as non-cash consideration under marketing service agreements (see Note 4 — Revenue Recognition). Of these, 35,000 restricted shares of Jet.AI, Inc. (“JTAI”) were received during the three months ended June 30, 2026; no securities were received during the three months ended September 30, 2026. The Company accounts for these equity securities at fair value with changes in fair value recognized in net income, in accordance with ASC 321, Investments — Equity Securities.

Fair value is determined using the unadjusted quoted market price of the underlying common stock at the contract inception date and at each subsequent reporting date. Six-month Rule 144 holding periods applicable to the underlying securities are holder-specific restrictions that are not characteristics of the securities themselves and accordingly do not affect fair value measurement; no discount for lack of marketability has been applied. Share counts and per-share amounts reflect Braiin Limited’s three-for-one forward stock split effective April 28, 2026, and Jet.AI’s two-hundred-for-one share consolidation effected on April 8, 2026.

As of September 30, 2026, the carrying amount of equity securities received as non-cash consideration was $865,234, comprising $810,000 attributable to Braiin Limited (“BRAI”) and $55,234 attributable to JTAI, against an aggregate cost basis of $713,600, based on closing prices of $5.40 per BRAI share and $1.545 per JTAI share on September 30, 2026. For the three months ended September 30, 2026, the Company recognized an aggregate unrealized loss of $343,771 on these securities ($108,000 on BRAI and $235,771 on JTAI), classified within “Marketable securities gain (loss), unrealized” in the condensed consolidated statements of operations. For the nine months ended September 30, 2026, the Company recognized an aggregate unrealized gain of $151,634, consisting of an unrealized gain of $406,000 on BRAI and an unrealized loss of $254,366 on JTAI. The Company did not sell any of these securities during the periods presented.

At September 30, 2026, the Rule 144 holding periods had lapsed for the 150,000 BRAI shares and for 750 of the JTAI shares. The remaining 35,000 JTAI shares, with a fair value of $54,075, were subject to a holding period that lapsed on or about October 14, 2026.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company places its cash with major banking institutions. Balances at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor, per insured institution. The Company had cash balances of $308,272 and $202,524 as of September 30, 2026, and December 31, 2025, respectively, all of which were held at JPMorgan Chase Bank, N.A. As of September 30, 2026, cash balances exceeded federally insured limits by approximately $58,272. As of December 31, 2025, the Company’s cash balance did not exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to significant credit risk on cash.

Concentrations of credit risk with respect to trade accounts receivable are significant. As of September 30, 2026, three customers individually accounted for approximately 21%, 20% and 20% of net trade accounts receivable, or approximately 60% in the aggregate, and the five largest customer balances represented approximately 76% in the aggregate. As of December 31, 2025, three customers accounted for approximately 73% of trade accounts receivable. The Company does not generally require collateral or other security in support of its receivables.

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

For the CEO Award (described in Note 8), the requisite service period for the first tranche extended from May 31, 2025, through January 1, 2026. The Company evaluated the attribution of compensation cost over this period and, given the short duration of the service period, the cliff vesting structure, and the fact that the award remained fully forfeitable until the vesting date, recognized the associated compensation cost upon satisfaction of the service condition in the first quarter of 2026. Cumulative compensation cost recognized through the vesting date is mathematically identical to the result that would have been produced under straight-line attribution; the methodologies differ only in inter-period allocation.

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

As of September 30, 2026, the Company’s recurring fair value measurements consist of (i) marketable equity securities of $865,234 (Level 1) and (ii) compound embedded derivative liabilities of $4,418,000 (Level 3), associated with the two Streeterville convertible notes (see Note 9). The Company’s $3,000,000 equity interest in Psquared Inc. is a non-marketable equity security without a readily determinable fair value.

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) is calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2026 and 2025, the Company had 40,395,871 and 31,342,285 shares of common stock issued and outstanding, respectively.

For the three and nine months ended September 30, 2026, common stock equivalents were anti-dilutive due to the net losses of $54,877,198 and $65,191,031, respectively, and were therefore excluded from the computation of diluted EPS. The common stock equivalents excluded consisted of options to purchase 16,000,000 shares of common stock, 225,000 nonvested restricted shares of common stock, 30,000,000 shares of common stock issuable upon conversion of the 200,000 outstanding shares of Series A Convertible Preferred Stock, and shares issuable upon conversion of the Company’s outstanding convertible notes payable, which had an aggregate principal balance of $8,314,335 at September 30, 2026 (see Note 9 — Debt Financing). The conversion prices of the Streeterville and Diagonal notes are variable, being determined by reference to a discount to the market price of the Company’s common stock at the time of conversion, and the number of shares issuable upon conversion is accordingly not determinable at the reporting date; conversions during the nine months ended September 30, 2026, resulted in the issuance of 1,676,333 shares of common stock. The 52,500 commitment shares issued to Dune Equity Holdings LLC in September 2026, which were contingently returnable and were returned for cancellation on October 2, 2026, are included in the weighted average number of shares outstanding from their issuance dates; their effect on loss per share is not material.

For the three and nine months ended September 30, 2025, the Company had convertible promissory notes outstanding with an aggregate principal balance of $696,520 at September 30, 2025, and had no options or warrants outstanding. The effect of applying the if-converted method to those notes was not material, and diluted per-share amounts equal basic per-share amounts for those periods.

The weighted average number of common shares outstanding used to compute basic and diluted net income (loss) per share was 39,880,979 and 31,341,436 for the three months ended September 30, 2026 and 2025, respectively, and 37,756,602 and 31,341,436 for the nine months ended September 30, 2026 and 2025, respectively. Basic and diluted net income (loss) per common share was $(1.38) and $0.06 for the three months ended September 30, 2026 and 2025, respectively, and $(1.73) and $0.21 for the nine months ended September 30, 2026 and 2025, respectively.

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

Reclassification — SAB Topic 1.M / SAB Topic 1.N (SAB 99 / SAB 108)

During the nine months ended September 30, 2026, the Company identified classification errors affecting previously reported periods, each arising principally from the automatic categorization rules applied by the Company’s bank-feed accounting integration. In each case the cash outflow was recorded in the correct amount and in the correct period; only the line items to which it was assigned were incorrect.

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

(b) Placement agent fee

A $412,500 payment made in March 2026 to the placement agent for the $7,560,000 senior secured convertible promissory note issued to Streeterville Capital, LLC in February 2026 was recorded as media traffic expense rather than as a debt issuance cost. Of this amount, $402,500 had already been recorded as a discount on the note under ASC 835-30-45-1A, and the remaining $10,000 is recognized as expense.

The correction reclassifies $412,500 from media traffic to professional fees within general and administrative expenses, leaving a net charge of $10,000 in that caption, and presents the payment within financing activities as debt issuance costs paid in the condensed consolidated statement of cash flows (ASC 230-10-45-15). The correction has no effect on total operating expenses, operating loss, net loss, loss per common share, total assets, total liabilities, stockholders’ equity or cash and cash equivalents in any period presented.

The Company evaluated this misstatement under SAB Topic 1.M, SAB Topic 1.N and ASC 250-10-45-27 and concluded that it is immaterial, as it represents 1.7% of total operating expenses for the nine months ended September 30, 2026, and affects only the allocation of expense within operating expenses. Accordingly, restatement of the previously issued interim financial statements for the three months ended March 31, 2026, is not required.

The Company has enhanced its controls over the classification of disbursements, including verifying wire beneficiaries against the vendors recorded in the general ledger and reviewing disbursements above a defined threshold before posting. Management’s evaluation of disclosure controls and procedures is set out in Part I, Item 4 of this Quarterly Report.

(c) Out-of-period adjustments recorded in the three months ended September 30, 2026

During the three months ended September 30, 2026, the Company recorded adjustments to correct errors in amounts recorded in the three months ended March 31, 2026, and June 30, 2026. The errors arose principally from the misclassification of disbursements by the Company’s bank-feed accounting integration. The adjustments reclassified $1,420,850 previously recorded as media traffic purchase expense, of which $1,145,733 was reclassified to general and administrative expenses and $275,117 was capitalized as website and software development costs (including $97,500 paid to the Chief Executive Officer; see Note 8), and an additional $70,000 of previously expensed costs was capitalized as software development costs. Because the errors and their correction both occurred within the nine months ended September 30, 2026, the results for the nine-month period are stated as they would have been had the errors not occurred. The correction did, however, affect the quarterly allocation of expense within that period: the $345,117 of costs capitalized in the third quarter had been expensed in the first and second quarters, so expenses recognized in the three months ended September 30, 2026, are $345,117 lower, and expenses recognized in the three months ended March 31, 2026, and June 30, 2026, were correspondingly higher, than they would have been had the amounts been capitalized when incurred. The reclassification of $1,145,733 from media traffic purchase to general and administrative expenses had no effect on net loss in any period.

The Company evaluated the errors under SAB Topic 1.M, SAB Topic 1.N and ASC 250-10-45-27, recorded the corrections in the three months ended September 30, 2026, and has not revised the previously issued interim financial statements.

In addition, during the three months ended September 30, 2026, the Company recognized $7,359 of interest expense to write off unamortized original issue discount and deferred financing costs on convertible notes extinguished in prior periods, which related primarily to 2025. The Company concluded that these amounts are not material to any period.

(d) Revision of the 2025 statement of cash flows

The condensed consolidated statement of cash flows for the nine months ended September 30, 2025, has been revised to correct the presentation of original issue discount and deferred financing costs withheld by lenders from the proceeds of notes payable. These amounts, totaling $147,590, are non-cash and were presented as operating cash outflows, with note proceeds presented net of repayments. As revised, amortization of original issue discount and deferred financing costs of $47,902 is presented as an adjustment to reconcile net income to net cash used in operating activities; proceeds from notes of $750,000 and repayments of notes of $301,070 are presented separately; the $147,590 is disclosed as a non-cash financing activity; and cash paid for interest of $24,731 is disclosed. Net cash used in operating activities changed from $(265,490) as previously reported to $(165,802) as revised, and net cash provided by financing activities changed from $548,618 as previously reported to $448,930 as revised. The revision had no effect on the net change in cash and cash equivalents, net income, the balance sheet or stockholders’ equity, and the Company concluded that the error was not material to the previously issued financial statements. The condensed consolidated statement of operations for the three and nine months ended September 30, 2025, is presented as previously reported; amortization and depreciation for those periods include $47,902 of amortization of original issue discount and deferred financing costs, which for 2026 is presented within interest expense.

Rounding Error

Due to rounding, the numbers presented in the financial statements for the periods ending September 30, 2026, and December 31, 2025, and throughout the report, may not precisely add up to the totals provided, and percentages may not accurately reflect the absolute figures.

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

Conditions and Events Considered

Results of operations. For the nine months ended September 30, 2026, the Company recorded revenue of $11,837,428, an operating loss of $63,827,588 and a net loss of $65,191,031, compared with revenue of $12,733,550, operating income of $6,496,388 and net income of $6,445,111 for the nine months ended September 30, 2025. For the fiscal years ended December 31, 2025, 2024 and 2023, the Company recorded net income (loss) of $8,127,313, $(3,753,268) and $(6,610,119), respectively. As of September 30, 2026, the Company had an accumulated deficit of $85,533,393.

The net loss for the nine months ended September 30, 2026, includes $59,984,274 of net non-cash items presented as adjustments in the condensed consolidated statement of cash flows, consisting principally of $58,311,669 of stock-based compensation (including $50,700,000 recognized on the issuance of Series A Convertible Preferred Stock to the Chief Executive Officer and $7,611,669 recognized on the vesting of the first tranche of the Chief Executive Officer’s option award), $3,257,500 of common stock issued for consulting and underwriting services (against which $1,687,500 remained as deferred stock-based compensation), $2,089,447 of amortization of debt discount on the Streeterville Notes, $271,946 of amortization of original issue discount and deferred financing costs, $310,000 of loss on settlement of payable, $247,000 of loss on issuance of convertible note and $1,229 of depreciation, partially offset by a $1,951,783 gain on the change in fair value of the compound embedded derivatives, a $151,634 unrealized gain on marketable securities and $713,600 of marketable securities received as consideration. General and administrative expenses also include $2,903,869 of bad debt expense recognized in the third quarter. Management does not regard the exclusion of these non-cash charges as demonstrating that the Company’s operations were self-funding during the period, because operating activities used cash of $8,540,512 over the same nine months.

Liquidity and cash flows. Operating activities used cash of $8,540,512 during the nine months ended September 30, 2026, compared with $165,802, as revised, in the comparative period. Investing activities used $1,541,523 and financing activities provided $10,187,783, consisting principally of $8,961,500 of proceeds from the Streeterville Notes, $1,611,000 of proceeds from other promissory notes, $500,000 received from Dune Equity Holdings LLC under a note that was canceled and repaid on October 2, 2026, and $523,348 of net proceeds from at-the-market sales of common stock, less $625,000 of debt issuance costs paid and $783,065 of note repayments. Cash and cash equivalents were $308,272 at September 30, 2026, compared with $202,524 at December 31, 2025. Substantially all of the cash used in operations during the period was funded by financing activities.

Cash used in operating activities averaged approximately $948,946 per month during the nine months ended September 30, 2026. At that rate of consumption, the Company’s cash and cash equivalents at September 30, 2026, would fund operations for approximately ten days, absent collections of accounts receivable in amounts and on a timetable not yet demonstrated, additional financing, or reductions in operating expenditures.

Working capital composition. As of September 30, 2026, the Company had total current assets of $19,218,823, total current liabilities of $2,517,941, working capital of $16,700,882 and total stockholders’ equity of $14,933,042. Working capital is composed principally of non-cash assets: net accounts receivable of $17,889,898 represented approximately 93% of total current assets and marketable securities represented a further $865,234, while cash and cash equivalents represented approximately 2%. Management has concluded that the Company’s positive working capital position does not, by itself, demonstrate the ability to meet obligations as they become due within the look-forward period, because the realization of that working capital in cash depends on the collection of aged receivables discussed below.

Accounts receivable. Gross trade accounts receivable were $22,173,285 at September 30, 2026, and $17,386,143 at December 31, 2025, against which the Company maintained an allowance for doubtful accounts of $4,283,387 and $1,379,519, respectively, resulting in net trade accounts receivable of $17,889,898 and $16,006,624, respectively. The Company recorded $2,903,869 of bad debt expense in the third quarter of 2026 to fully reserve the balances of five customers. Of the net balance at September 30, 2026, approximately $14,373,021, or 80%, was aged more than 90 days from invoice date. Excluding the $3,000,000 settled through the receipt of Psquared Inc. equity, net accounts receivable increased by $4,883,274 during the nine months, compared with revenue of $11,837,428 for the period, and balances remain concentrated among a limited number of counterparties, with the five largest representing approximately $13,561,325, or 76%, of the net balance (see Note 2 — Summary of Significant Accounting Policies). In addition, $3,000,000 of receivables were realized during the period through the receipt of non-marketable equity securities of Psquared Inc. rather than in cash, and $713,600 of consideration was received in marketable securities. The proportion of receivables settled other than in cash, the extended aging of the remaining balances, and the increase in the allowance are conditions management considered in its evaluation.

NOTE 3 — GOING CONCERN (continued)

Media traffic purchase costs. Media traffic purchase costs were $8,594,067, or approximately 73% of revenue, for the nine months ended September 30, 2026, compared with $4,949,334, or approximately 39% of revenue, for the nine months ended September 30, 2025, and $6,920,445, or approximately 41% of revenue, for the year ended December 31, 2025. Within the current period, media traffic purchase costs were approximately 96% of revenue in the first quarter, 73% in the second quarter, and 49% in the third quarter. The third-quarter amount reflects a $1,420,850 reduction from the out-of-period reclassification described in Note 2; excluding that reclassification, third-quarter media traffic purchase costs were $3,236,433, or approximately 87% of revenue. The ratio remains materially above historical levels.

Debt obligations maturing within the look-forward period. As of September 30, 2026, the Company had notes payable of $1,354,335, comprising convertible promissory notes issued to 1800 Diagonal Lending, LLC of $1,093,696, convertible promissory notes issued to Boot Capital LLC of $50,639, a non-convertible note payable of $100,000 and a convertible note payable of $110,000, together with accrued interest of $454,940 and $500,000 due to Dune Equity Holdings LLC, which was repaid on October 2, 2026. All of these obligations are classified as current and mature within the one-year look-forward period. Subsequent to September 30, 2026, the Company issued a secured promissory note to Dune with a first-tranche principal amount of $937,500 that requires monthly cash amortization payments of $105,000 beginning October 2026 (see Note 12 — Subsequent Events). Interest expense for the nine months ended September 30, 2026, was $2,909,860, compared with $51,277 for the comparative period.

Streeterville Notes. On February 26, 2026, the Company issued a Senior Secured Convertible Promissory Note to Streeterville Capital, LLC in the original principal amount of $7,560,000 (the “Streeterville Initial Note”), and on July 22, 2026, it issued a second secured convertible promissory note to Streeterville in the original principal amount of $2,160,000 (the “July Note” and, together with the Streeterville Initial Note, the “Streeterville Notes”) (see Note 9 — Debt Financing). During the nine months ended September 30, 2026, $2,660,000 of principal of the Streeterville Initial Note was converted into shares of common stock. At September 30, 2026, $7,060,000 of principal was outstanding under the Streeterville Notes, with unamortized debt discount of $5,039,614 and a net carrying value of $2,020,386. The Streeterville Notes mature on February 26, 2028, and July 22, 2028, respectively, outside the one-year look-forward period under ASC 205-40, and are convertible at the holder’s election at a conversion price equal to 87% of the lowest daily volume-weighted average price of the common stock during the ten trading-day period preceding the applicable conversion date, subject to a floor price (each, a “Floor Price”). The Floor Price of the Streeterville Initial Note is equal to 20% of the Nasdaq Official Closing Price of the common stock on its effective date; the Nasdaq Official Closing Price on February 26, 2026, was $5.20, resulting in a Floor Price of $1.04. The Floor Price of the July Note is $0.472. The conversion features and related rights have been bifurcated and accounted for as compound embedded derivatives with an aggregate fair value of $4,418,000 at September 30, 2026 (see Note 9 — Debt Financing).

The Streeterville Notes also include a redemption right exercisable by the holder if the Nasdaq Official Closing Price of the Company’s common stock is below the applicable Floor Price for ten consecutive trading days. If exercised, the holder may demand cash redemption of all or a portion of the outstanding balance, in monthly amounts not to exceed the outstanding balance divided by the number of months remaining until the maturity date plus accrued interest, payable within two trading days of the redemption notice. Based on the Outstanding Balance of the Streeterville Initial Note of $5,220,703 at September 30, 2026, and the approximately 17 months then remaining to its February 26, 2028, maturity date, monthly redemption demands under that note could approximate $307,100, or approximately $3,685,200 in the aggregate over the one-year look-forward period. On October 20, 2026, Streeterville notified the Company that it had increased the Outstanding Balance of each Streeterville Note by 10% following a Major Trigger Event (see Note 12 — Subsequent Events), which the Company disputes and which, if upheld, would increase these amounts.

The Company’s common stock declined materially between the effective date of the Streeterville Initial Note and the end of the period. Shares issued in settlement of the Streeterville Initial Note during the third quarter were issued at conversion prices ranging from $1.3599 to $2.1287 per share; shares issued to 1800 Diagonal Lending, LLC on conversion during the third quarter were issued at approximately $1.25 to $1.43 per share; and shares sold in the at-the-market offering during the third quarter were sold at an average of approximately $2.53 per share net of commissions. The closing price of the common stock was $1.87 on September 30, 2026, compared with $5.20 on the effective date of the Streeterville Initial Note, a decline of approximately 64%. Management has evaluated the likelihood of the contingent redemption right being triggered during the look-forward period and considers that likelihood to be reasonably possible rather than remote. In reaching that assessment, management considered the rate of decline in the trading price of the common stock during the period, the fact that conversions of the Streeterville Notes are effected at a discount to the lowest volume-weighted average price over a preceding ten trading-day period and are settled in shares, which increases the number of shares outstanding, and the Company’s continuing sales of common stock under the Equity Distribution Agreement. If the redemption right were exercised, the Company does not currently hold cash sufficient to satisfy sustained redemption demands, and the contingent obligation has been considered by management as part of its evaluation under ASC 205-40.

Proposed transactions. The Company has entered into non-binding letters of intent with respect to the proposed acquisitions of Psquared Inc. and Airbeam Wireless Technologies Inc., formed Eva Defense Inc. to pursue acquisitions in the drone, autonomous systems and defense technology sectors, and invested $180,000 in drone technology during the third quarter (see Note 1 — Business Description and Nature of Operations). No definitive acquisition agreements have been executed and no amounts related to the proposed acquisitions are reflected in the accompanying unaudited condensed consolidated financial statements. These proposed transactions are not sources of liquidity, and their consummation could require the Company to fund cash consideration, transaction costs, and the working capital requirements of the acquired businesses during the look-forward period.

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

(a) Maxim Equity Distribution Agreement (at-the-market offering). On April 14, 2026, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”) providing for the offer and sale, from time to time and at the Company’s discretion, of shares of common stock having an aggregate offering price of up to $100,000,000. Sales may be made in transactions deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, under the Company’s shelf Registration Statement on Form S-3 (File No. 333-294416) declared effective on March 24, 2026. Maxim is entitled to a commission of 3.0% of the gross sales price, and the agreement has a term of twelve months from execution. From execution through September 30, 2026, the Company sold 140,948 shares under the agreement for gross proceeds of $539,534 and net proceeds of $523,348, representing an average of approximately $58,150 per month of net proceeds over the nine months against average monthly operating cash usage of approximately $948,946. Third-quarter sales were 26,564 shares, for net proceeds of $67,182, at prices of $2.29 to $3.01 per share.

Because the aggregate market value of the Company’s common stock held by non-affiliates is below $75,000,000, the Company’s use of Form S-3 for primary offerings is limited by General Instruction I.B.6 thereto to sales having an aggregate market value of no more than one-third of the public float in any period of twelve calendar months, and the $100,000,000 authorized under the Equity Distribution Agreement is not available to the Company while its public float remains below $75,000,000. The limitation is retested at the time of each sale by reference to the Company’s public float computed as of a date within 60 days prior to that sale, so that further declines in the trading price of the common stock would reduce available capacity.

Average monthly net proceeds of approximately $58,150 under the Equity Distribution Agreement compare with average monthly operating cash usage of approximately $948,946 during the nine months ended September 30, 2026. Management considers the facility to remain available and within the Company’s discretion to utilize, but has concluded that it is not probable of generating proceeds sufficient to mitigate the conditions described above.

(b) Normalization of media traffic purchase costs. Management expects media traffic purchase costs as a percentage of revenue to revert toward historical levels of approximately 41% to 45% as campaign mix normalizes. Media traffic purchase costs were approximately 96% of revenue in the first quarter of fiscal 2026, 73% in the second quarter and 87% in the third quarter before the out-of-period reclassification described in Note 2. The expected normalization, if achieved, would reduce operating losses and improve operating cash flow. Because the ratio depends on campaign mix and on pricing negotiated with third-party traffic suppliers, management has not concluded that normalization within the look-forward period is probable.

(c) Collection of outstanding accounts receivable. Management is actively engaged with the Company’s largest counterparties regarding collection of the $14,373,021 of net receivables aged more than 90 days at September 30, 2026, and expects a substantial portion of these balances to be collected within the look-forward period based on counterparty confirmations received to date and the Company’s historical collection experience with these counterparties. Realization of these balances in cash would materially augment the Company’s cash position. Collection depends on the performance of third parties and is not within management’s control; receivables increased during the nine months notwithstanding collection efforts, a portion of the amounts realized during the period was received in securities rather than cash, and the Company fully reserved the balances of five customers aggregating $2,903,869 in the third quarter.

NOTE 3 — GOING CONCERN (continued)

(d) Reduction of general and administrative run-rate. General and administrative expenses were $67,069,720 for the nine months ended September 30, 2026, compared with $1,238,398 for the comparative period. Of the current-period amount, $50,700,000 and $7,611,669 represent non-cash, non-recurring stock-based compensation charges recognized on the issuance of Series A Convertible Preferred Stock to the Chief Executive Officer and on the January 1, 2026, vesting of the first tranche of his option award, respectively (see Note 7 — Stock-Based Compensation), and $2,903,869 represents bad debt expense. The balance of $5,854,182 comprises principally consulting fees of $2,542,500, advertising and promotion of $1,879,406, salaries and payroll of $649,213, professional, legal and audit fees of $333,551, filing fees of $220,025 and insurance of $143,329. General and administrative expenses for the third quarter of $55,772,470 included $50,700,000 of stock-based compensation for the Series A Convertible Preferred Stock issued to the Chief Executive Officer, $2,903,869 of bad debt expense, $1,075,733 of net out-of-period reclassifications (see Note 2) and $187,500 of other stock-based compensation; excluding those items, third-quarter general and administrative expenses were approximately $905,368, compared with approximately $1,829,816 of cash general and administrative expenses in the second quarter. Management’s plan to reduce the cash run-rate includes renegotiation of consulting fee schedules at contract renewal points and consolidation of certain accounting and advisory functions internally as a permanent Chief Financial Officer is recruited and onboarded. Even if achieved in full, this reduction would not by itself offset the operating cash usage described above.

Conversion of the Streeterville Notes into common stock is exercisable at the election of the holder and is not a plan within management’s control; accordingly, potential conversions have not been considered as a plan under ASC 205-40. The Streeterville Notes mature on February 26, 2028, and July 22, 2028, outside the look-forward period, and are described above under “Conditions and Events Considered.”

Conclusion

Management has evaluated the plans described above. The Equity Distribution Agreement remains available and is within the Company’s discretion to utilize; however, the Company’s ability to sell shares under its Form S-3 is limited by General Instruction I.B.6, and sales under the facility generated average net proceeds of approximately $58,150 per month during the nine months ended September 30, 2026. The Company’s cash and cash equivalents of $308,272 at September 30, 2026, compare with operating cash requirements of approximately $11,387,349 over the one-year look-forward period at the average rate of operating cash usage for the nine months ended September 30, 2026. Subsequent to September 30, 2026, the Company received net proceeds of $747,500 from the first tranche of the Dune Note, repaid $500,000 to Dune under the canceled September 2026 note and became obligated to make monthly amortization payments of $105,000 under the Dune Note (see Note 12 — Subsequent Events). Management has accordingly not concluded that proceeds sufficient to mitigate the conditions described above are probable of being realized. The remaining plans depend in significant part on the performance of third parties — the collection of aged receivables and the pricing of media traffic — and are therefore not wholly within management’s control.

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

Continued Listing Compliance

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “GOAI” and is subject to the continued listing requirements of the Nasdaq Stock Market LLC, including the minimum stockholders’ equity requirement of $2,500,000 set forth in Nasdaq Listing Rule 5550(b)(1). As of September 30, 2026, the Company’s total stockholders’ equity of $14,933,042 exceeded that requirement by $12,433,042. Stockholders’ equity at that date reflects net accounts receivable of $17,889,898; a change in management’s assessment of the collectability of those receivables resulting in the recognition of an additional allowance could reduce stockholders’ equity materially. Management monitors compliance with the continued listing requirements on an ongoing basis.

NOTE 4 — REVENUE RECOGNITION

The Company’s revenue for the three and nine months ended September 30, 2026 and 2025 was generated principally from two streams: (i) digital advertising and media-monetization services delivered through the Eva Platform and the Eva XML Platform; and (ii) AI-driven marketing services provided to Nasdaq-listed and non-U.S. listed corporate customers under agreements that include both cash and non-cash consideration.

Advertising revenue is recognized when the Company satisfies its performance obligations under each insertion order with the customer, generally over the campaign delivery period. Marketing services revenue is recognized over time on a straight-line basis over the contract service period, consistent with the integrated and continuous nature of the services.

Disaggregation of Revenue

The following table disaggregates revenue by service stream:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue stream	2026	2025	2026	2025
Digital advertising and media monetization	$3,729,807	$4,913,318	$10,023,828	$12,733,550
AI-driven marketing services	—	—	1,813,600	—
Total revenue	$3,729,807	$4,913,318	$11,837,428	$12,733,550

AI-driven marketing services, which generated no revenue in either prior-year period, generated no revenue for the three months ended September 30, 2026, and represented approximately 15% of revenue for the nine months then ended. Revenue from that stream was earned under three arrangements, all of which were completed or terminated by June 30, 2026, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Arrangement	2026	2025	2026	2025
Jet.AI, Inc. — January 2026 agreement	$—	$—	$647,500	$—
Jet.AI, Inc. — April 2026 agreement	—	—	462,100	—
Braiin Limited — March 2026 agreement	—	—	704,000	—
Total marketing services revenue	$—	$—	$1,813,600	$—

JTAI Investor Relations Contract

On January 1, 2026, the Company entered into an AI-driven marketing services agreement with Jet.AI, Inc. (“JTAI”), a Nasdaq-listed issuer. The agreement provided for a 91-day service window from January 16, 2026, through April 16, 2026, with cash consideration of $550,000 payable in three monthly tranches and non-cash consideration consisting of 150,000 restricted shares of JTAI common stock received at contract inception. The total transaction price of $647,500 was determined as the sum of cash consideration ($550,000) and the fair value of the JTAI shares at contract inception ($97,500, computed as 150,000 shares × $0.65, the closing price of JTAI common stock on December 31, 2025, being the last quoted price preceding contract inception).

The Company concluded that the agreement contained a single performance obligation — the provision of integrated AI-driven marketing services over the contract service period — satisfied over time under ASC 606-10-25-27. Revenue was recognized on a straight-line basis at $7,115.38 per day ($647,500 ÷ 91 days). The Company recognized $533,654 of revenue under this agreement during the three months ended March 31, 2026 (75 days) and $113,846 during the three months ended June 30, 2026 (16 days, April 1 through April 16, 2026), at which date the performance obligation was fully satisfied and the entire transaction price of $647,500 had been recognized. All cash consideration was received during the three months ended March 31, 2026, and no contract liability remained under this agreement at September 30, 2026.

Jet.AI, Inc. — April 2026 Agreement

On April 10, 2026, the Company entered into a further AI-driven marketing services arrangement with JTAI, evidenced by Invoice No. 5868, providing for a 31-day service window from April 10, 2026, through May 10, 2026. Consideration comprised $250,000 in cash, received April 14, 2026, and 35,000 restricted shares of JTAI common stock issued April 14, 2026. The total transaction price of $462,100 was determined as the sum of cash consideration ($250,000) and the fair value of the JTAI shares at contract inception ($212,100, computed as 35,000 shares × $6.06, the closing price of JTAI common stock on April 10, 2026), measured in accordance with ASC 606-10-32-21.

The arrangement comprises the same integrated services as the January 2026 agreement and likewise contains a single performance obligation satisfied over time. Consideration received in advance of performance was recorded as a contract liability under ASC 606-10-45-2 and released to revenue on a straight-line basis at $14,906.45 per day ($462,100 ÷ 31 days), of which $313,036 was recognized for the period April 10 through April 30, 2026, and $149,064 for the period May 1 through May 10, 2026. The performance obligation was fully satisfied at May 10, 2026, and no contract liability remained at June 30, 2026. The Company assessed the two JTAI arrangements under ASC 606-10-25-9 and concluded that they are accounted for as separate contracts, as the April 2026 arrangement was negotiated after the initial term, covers a distinct service period and is priced independently.

NOTE 4 — REVENUE RECOGNITION (continued)

Braiin Limited Investor Relations Contract

On March 5, 2026, the Company entered into an AI-driven marketing services agreement with Braiin Limited (“Braiin”), a Western Australia-based issuer trading on Nasdaq under the symbol “BRAI.” The agreement provided for a 9-month service period from March 12, 2026, through December 12, 2026 (276 days), with cash consideration of $1,225,000 payable in non-uniform monthly tranches and non-cash consideration consisting of 50,000 restricted shares of Braiin common stock received at contract inception. The total transaction price of $1,629,000 was determined as the sum of cash consideration ($1,225,000) and the fair value of the Braiin shares at contract inception ($404,000, computed as 50,000 shares × $8.08, the closing price of Braiin common stock on March 5, 2026). Revenue was recognized on a straight-line basis at $5,902.17 per day, of which $118,043 was recognized during the three months ended March 31, 2026 (20 days) and $177,065 during April 2026 (30 days).

The agreement was terminated by mutual agreement of the parties effective April 30, 2026. The Company had received cash consideration of $300,000 and retained the 50,000 shares received at inception; all fees received were earned and are not subject to refund or clawback, and the remaining scheduled cash fees of $925,000 were extinguished, with no receivable recorded in respect of those amounts. The second cash tranche of $150,000 was funded on the Company’s behalf by an entity wholly owned by an officer of the Company and was subsequently repaid to that entity, such that cash consideration received and retained by the Company under the agreement was $300,000 (see Note 8 — Related Party Transactions). Because the Company has no remaining performance obligation under the arrangement and the consideration received is not refundable, the remaining contract liability of $408,892, representing consideration received of $704,000 less revenue previously recognized of $295,108, was recognized as revenue during the three months ended June 30, 2026. Total revenue recognized under the Braiin arrangement was $585,957 for the three months ended June 30, 2026, and $704,000 for the six months then ended.

Contract Liabilities (Deferred Revenue)

The Company had no contract liabilities at September 30, 2026, or December 31, 2025, as all performance obligations under the arrangements described above had been satisfied or extinguished at the reporting date. Activity in contract liabilities for the nine months ended September 30, 2026, was as follows:

Nine Months Ended September 30, 2026
Balance, December 31, 2025	$—
Cash consideration received	1,250,000
Non-cash consideration received (equity securities)	713,600
Cash consideration returned	(150,000)
Revenue recognized	(1,813,600)
Balance, September 30, 2026	$—

No contract liability existed at December 31, 2025, and accordingly no revenue recognized during the nine months ended September 30, 2026, was included in the contract liability balance at the beginning of that period. Revenue recognized during the three months ended June 30, 2026, that was included in the contract liability balance at March 31, 2026, was $549,803. No contract liability existed at June 30, 2026, and no revenue was recognized from contract liabilities during the three months ended September 30, 2026.

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

At contract inception the securities are recorded at fair value, which also represents the non-cash consideration component of the transaction price under ASC 606-10-32-21, with an offsetting credit to the related contract liability. At each subsequent reporting date the securities are remeasured to fair value using unadjusted quoted market prices on the principal exchange on which the underlying common stock trades, with the resulting unrealized gain or loss recognized in the consolidated statements of operations. During the nine months ended September 30, 2026, the Company received equity securities with an aggregate fair value at contract inception of $713,600.

Issuer / Symbol	Shares held at 9/30/26	Cost basis	Fair value at 9/30/26	Cumulative unrealized gain (loss)
Jet.AI, Inc. / JTAI	35,750	$309,600	$55,234	$(254,366)
Braiin Limited / BRAI	150,000	404,000	810,000	406,000
Total		$713,600	$865,234	$151,634

The JTAI position comprises 750 shares received under the January 2026 agreement, being 150,000 shares before the reverse stock split described below, and 35,000 shares received under the April 2026 agreement, valued at the September 30, 2026, closing price of $1.545 per share. The Braiin position comprises 150,000 shares, being 50,000 shares before the forward stock split described below, valued at the September 30, 2026, closing price of $5.40 per share.

NOTE 4 — REVENUE RECOGNITION (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
Issuer / Symbol	2026	2025	2026	2025
Jet.AI, Inc. / JTAI	$(235,771)	$—	$(254,366)	$—
Braiin Limited / BRAI	(108,000)	—	406,000	—
Total unrealized gain (loss)	$(343,771)	$—	$151,634	$—

The unrealized gains and losses reported above are included within other income (expense), net in the accompanying consolidated statements of operations. The fair values reported above represent quoted market prices for identical instruments traded in active markets and are accordingly classified as Level 1 measurements within the fair value hierarchy under ASC 820.

Stock Splits Affecting Securities Held

During the three months ended June 30, 2026, both issuers effected changes in capital structure affecting the securities held by the Company. On April 8, 2026, JTAI effected a 1-for-200 reverse stock split to comply with Nasdaq’s minimum bid price requirement; the Company’s holding under the January 2026 agreement was recharacterized from 150,000 pre-split shares to 750 post-split shares, with no change in aggregate carrying value. The 35,000 JTAI shares received under the April 2026 agreement were issued on April 14, 2026, and are post-consolidation shares. Braiin effected a 3-for-1 forward stock split after the close of trading on April 28, 2026 (record date April 27, 2026, with split-adjusted trading commencing April 29, 2026); the Company held the shares on the record date and its holding was recharacterized from 50,000 pre-split shares to 150,000 post-split shares, with no change in aggregate carrying value. Neither split altered the Company’s economic position or proportionate ownership interest in the respective issuers. Both splits occurred within the reporting period and are reflected in the amounts presented above.

Restricted Equity Securities — Rule 144 Holding Period

The shares of JTAI and Braiin common stock received by the Company were restricted securities subject to a six-month holding period under SEC Rule 144(d)(1)(i) and bore a customary Rule 144 restrictive legend. The holding period was satisfied for the 750 JTAI shares received under the January 2026 agreement on or about July 1, 2026, and for the 150,000 BRAI shares on or about September 5, 2026. At September 30, 2026, only the 35,000 JTAI shares received on April 14, 2026, remained restricted. Each issuer is a reporting company under the Securities Exchange Act of 1934, and the Company is not an affiliate of either issuer. No lock-up, leak-out or other contractual transfer restriction beyond Rule 144 applies to any of the holdings.

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

The following disclosures are made pursuant to ASC 820-10-50-6A:

Issuer / Symbol	Shares	Fair value at 9/30/26	Acquisition date	Remaining duration of restriction at September 30, 2026
Jet.AI, Inc. / JTAI	35,000	$54,075	April 14, 2026	Less than one month; lapsed on or about October 14, 2026
Total		$54,075

The restriction on the remaining JTAI shares would lapse upon (i) continuous holding of the shares by the Company for six months from the acquisition date, satisfying Rule 144(d)(1)(i), and (ii) at the time of any proposed resale, satisfaction of the current-public-information requirement of Rule 144(c)(1). The shares received as non-cash consideration were issued in unregistered transactions and were not, as at September 30, 2026, subject to any registration rights agreement.

NOTE 5 — FURNITURE & FIXTURES

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

As of September 30, 2026, the gross carrying amount of furniture and equipment was $16,700, with accumulated depreciation of $3,010, resulting in a net book value of $13,690. As of December 31, 2025, the gross carrying amount was $16,700, with accumulated depreciation of $1,781, resulting in a net book value of $14,919. There were no additions, disposals, or impairments of furniture and equipment during the nine months ended September 30, 2026. Depreciation expense was $735 and $741 for the three months ended September 30, 2026, and 2025, respectively, and $1,229 and $1,528 for the nine months ended September 30, 2026, and 2025, respectively. Furniture and equipment is depreciated on a straight-line basis over an estimated useful life of five years. Amortization and depreciation for the three and nine months ended September 30, 2025, also included $47,902 of amortization of original issue discount and deferred financing costs on notes payable, which for 2026 is presented within interest expense.

Capitalized Website and Software Development Costs

As of September 30, 2026, the Company had capitalized $1,476,856 of website and internal-use software development costs under ASC 350-40, Intangibles — Goodwill and Other — Internal-Use Software (none at December 31, 2025). The balance comprises $1,047,406 of fees paid to third-party software developers, $275,117 reclassified from media traffic purchase expense in the out-of-period adjustments described in Note 2 (of which $97,500 was paid to the Chief Executive Officer for the development of the Company’s swarm drone operating system software), $70,000 of developer payments reclassified from expense to capitalized development costs, and $84,333 of the Chief Executive Officer’s third-quarter salary allocated to software development (see Note 8). The software had not been placed in service as of September 30, 2026, and accordingly no amortization has been recognized. Amortization will begin when the software is ready for its intended use and will be recognized on a straight-line basis over its estimated useful life of five years.

Investment in Drone Technology

Under the development agreement with Boumarang Inc. described in Note 6, Eva Defense incurred fixed fees of $200,000 for August and September 2026, of which $100,000 was paid on August 17, 2026, and $100,000 was included in accounts payable — related party at September 30, 2026. The Company capitalized $180,000 of these fees as an investment in drone technology and recognized $20,000 as research and development expense for pre-feasibility work. Research and development expense for technical feasibility work was $20,000 and $25,000 for the three and nine months ended September 30, 2026, respectively. Under the agreement, Boumarang assigns to Eva Defense ownership of each deliverable upon payment in full for that deliverable and retains its background intellectual property. The prototype remains in development and testing and has not generated revenue. The Company assessed the investment for impairment at September 30, 2026, and no impairment was identified.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Office Facility

The Company’s principal executive office is located at 8488 Rozita Lee Avenue, Building 3, Suite 100, Las Vegas, Nevada 89113 (the “Las Vegas Office”). On April 20, 2026, the Company entered into a Membership Subscription Agreement with Kiln Las Vegas LLC for this two-person private office. The agreement has a fixed term commencing May 4, 2026, and expiring April 30, 2027, and provides for a membership fee of $2,750 per month, together with a security deposit of $2,750 paid at signing. Upon expiration, the agreement automatically converts to a month-to-month arrangement at the then-current market rate unless the Company delivers written notice of non-renewal at least two months prior to expiration. If the Company terminates the agreement before the end of the fixed term, it remains obligated to pay the full amount that would have been payable over the remainder of the term.

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

As of September 30, 2026, remaining committed payments under the Las Vegas Office agreement totaled approximately $19,250, payable in seven monthly installments through April 2027.

The Company also maintains office space at The Plaza, 1800 Century Park East, Suite 600, Los Angeles, California 90067 (the “California Office”). The Company occupies the California Office on a month-to-month basis, entitling it to use office and conference space as needed, at a rate of $291 per month. The arrangement is cancellable by either party on short notice and does not convey the right to control the use of an identified asset for a period of time; accordingly, it is not accounted for as a lease under ASC 842, Leases, and payments are recognized in general and administrative expenses as incurred.

Office facility costs included in general and administrative expenses were $17,137 for the nine months ended September 30, 2026.

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

On August 17, 2026, the Company entered into a new Executive Employment Agreement with Mr. Boulette (the “2026 CEO Employment Agreement”), which replaced the May 31, 2025, agreement. The 2026 CEO Employment Agreement has an initial term of five years and renews automatically for successive one-year periods unless either party gives at least 90 days’ written notice of non-renewal. It provides for (i) an annual base salary of $800,000, increasing automatically by 10% on each anniversary of its effective date; (ii) eligibility for an annual bonus and other incentive compensation at the discretion of the Board of Directors or its Compensation Committee; (iii) upon termination by the Company without cause or by Mr. Boulette for good reason, a lump-sum severance payment of $5,000,000, a pro rata bonus, reimbursement of up to six months of COBRA premiums and full vesting of equity awards that are not subject to performance goals; and (iv) an award of up to 1,000,000 shares of Series A Convertible Preferred Stock, issuable in annual tranches of 200,000 shares upon achievement of performance milestones, as described in Note 7 — Stock-Based Compensation.

The first vested tranche of 4,000,000 options was exercised in full on February 17, 2026. The aggregate exercise price of $400,000 (4,000,000 shares × $0.10 per share) was satisfied by cancellation of an equivalent amount of accrued but unpaid base salary owed to Mr. Boulette pursuant to the Employment Agreement, with no cash changing hands. The exercise resulted in (i) the issuance of 4,000,000 shares of the Company’s common stock to Mr. Boulette, and (ii) a corresponding reduction of $400,000 in accrued compensation. For the nine months ended September 30, 2026, the Company recognized aggregate stock-based compensation expense of $7,611,669 in respect of the option grant. For information regarding the stock-based compensation expense recognized in connection with the option grant, including the grant-date fair value determination, the vesting period treatment under ASC 718, and the accounting effect of the February 17, 2026, exercise, see Note 7 — Stock-Based Compensation.

For the three and nine months ended September 30, 2026, the Company accrued base salary of $168,666 and $444,666, respectively, under the Employment Agreement and, from August 17, 2026, the 2026 CEO Employment Agreement described below. Beginning July 1, 2026, the Company allocates 50% of Mr. Boulette’s base salary to the development of its software, based on management’s estimate of the time he devotes directly to software development activities, and capitalizes that portion as website and software development costs in accordance with ASC 350-40-30-1; the allocation is a management estimate and is not a term of the employment agreements. Accordingly, accordingly, $84,333 of the third-quarter salary was capitalized, and $84,333 was included in general and administrative expenses. Mr. Boulette also serves as a director of the Company and receives no separate compensation for his service as a director.

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

For the three and nine months ended September 30, 2026, the Company recognized aggregate compensation expense under these agreements of $30,000 and $90,000, respectively, within general and administrative expenses.

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

Independent Director Agreements — Messrs. Jamal and Shadman

On May 27, 2025, the Company entered into an Independent Director Agreement with Mr. Rizvan Jamal providing for an annual fee of $50,000, payable in equal quarterly installments of $12,500. On June 2, 2025, the Company entered into a substantially identical Independent Director Agreement with Mr. Ali Shadman on the same economic terms. Under each agreement, the director serves as an independent contractor and not as an employee or agent of the Company, and is not entitled to additional compensation except as specifically approved by the Board of Directors. Each agreement also provides for reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with the performance of director duties, including travel to attend meetings, and for indemnification to the fullest extent permitted by law and the Company’s governing documents. Each agreement remains in effect until terminated by either party on thirty days’ prior written notice. For the three and nine months ended September 30, 2026, the Company recognized aggregate compensation expense under these agreements of $25,000 and $75,000, respectively ($12,500 and $37,500 per director), within general and administrative expenses.

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

For the three and nine months ended September 30, 2026, the Company recognized compensation expense in respect of Ms. Ramos’s services of $12,500 and $37,500, respectively, within general and administrative expenses.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES (continued)

Interim Chief Financial Officer Engagement

On September 22, 2025, the Board of Directors appointed Mr. Imran Firoz as Interim Chief Financial Officer at a monthly base fee of $10,500, which was increased to $15,000 effective July 1, 2026. Mr. Firoz’s appointment is for an initial term of three months, subject to automatic monthly renewal thereafter unless terminated by either party. Mr. Firoz provides his services through Spark Capital Investments, LLC, a management consulting firm of which Mr. Firoz is the Managing Principal; the Company’s engagement of Mr. Firoz consists of a related-party arrangement (see Note 8 — Related Party Transactions). For the three and nine months ended September 30, 2026, the Company recognized compensation expense under this engagement of $45,000 and $108,000, respectively, included in general and administrative expenses.

No shares of common stock were issued to Mr. Firoz or to Spark Capital Investments, LLC in connection with the settlements described in this Note. As of September 30, 2026, no compensation remained accrued and unpaid under this engagement.

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

The shares issued in settlement were recorded at the fair value of the Company’s common stock on June 10, 2026, which approximated the carrying amount of the liabilities extinguished. Accordingly, no gain or loss was recognized on these settlements. The $310,000 loss on settlement of payable reflected in the accompanying consolidated statements of operations for the nine months ended September 30, 2026, relates to a settlement of accounts payable effected during the three months ended March 31, 2026, and does not relate to the related-party settlements described in this Note.

As a result of these settlements, together with other settlements and payments made during the period, no accrued but unpaid compensation was owed to the Company’s Chief Executive Officer, to any of the directors named above, or to Ms. Ramos as of June 30, 2026. Compensation earned from July 1, 2026, through September 30, 2026, and not paid is presented in payroll liabilities — related parties, which were $99,666 at September 30, 2026, compared with $2,633,885 at December 31, 2025. See Note 8 — Related Party Transactions for additional information regarding transactions with the Company’s officers, directors and their immediate family members.

Separately, on June 10, 2026, the Company issued 1,308,322 shares of common stock at $2.28 per share, valued at $2,982,974, to Hottest Media LLC in settlement of accounts payable. That issuance is presented in the accompanying consolidated statements of stockholders’ equity (deficit) as “Shares issued to settle accounts payable at $2.28 per share,” is not included in the amounts described in this Note and has not been classified as a related-party transaction.

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

For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense under this agreement of $187,500 and $562,500, respectively, and cash consulting expense of $37,500 and $112,500, respectively, all of which are included in general and administrative expenses. As of September 30, 2026, unrecognized stock-based compensation expense related to this arrangement was $1,687,500, which is presented as deferred stock-based compensation within stockholders’ equity on the accompanying consolidated balance sheet.

Future minimum cash payments under this agreement, assuming continuation through the stated three-year term, are approximately $37,500 for the remainder of the year ending December 31, 2026, $165,000 for the year ending December 31, 2027, and $181,500 for the year ending December 31, 2028, or $384,000 in the aggregate.

See Note 7 — Stock-Based Compensation for additional information regarding the equity component of this arrangement, including the unrecognized stock-based compensation expense expected to be recognized over the remaining service period.

Boumarang Development Agreement (Related Party)

On August 5, 2026, the Company and its wholly owned subsidiary, Eva Defense, entered into a service agreement with Boumarang Inc. (“Boumarang”) for engineering development services under Boumarang’s resilient communications drone program proposal. The Company and Eva Defense are jointly and severally liable for all obligations under the agreement. Services began on August 1, 2026. The Company and Eva Defense pay a fixed monthly fee of $100,000, due on or before the first of each month from August 1, 2026, through July 31, 2027. The twelve-monthly fees, totaling $1,200,000, are a firm and noncancelable commitment. Neither the Company nor Eva Defense may terminate the agreement for convenience; if the Company or Eva Defense repudiates the agreement, or if Boumarang terminates it for uncured breach or non-payment, the Company and Eva Defense must pay the remaining monthly fees through July 31, 2027, as an early termination charge. Boumarang is also entitled to reimbursement of pre-approved expenses, a 15% mark-up on the cost of materials, project management fees of up to 10% of the total contract value and, for expedited work approved by the Company or Eva Defense, a rush fee of up to 20%. Unpaid amounts bear a late fee of 3% per month. Ownership of each deliverable passes to Eva Defense upon payment in full for it, and Boumarang retains its background intellectual property. The Company and Eva Defense have agreed to indemnify Boumarang, without limitation as to amount, for claims arising from any product incorporating the deliverables.

Through September 30, 2026, the Company had incurred $200,000 of fees under the agreement, of which $100,000 was paid and $100,000 was payable at September 30, 2026. Remaining fixed fees at September 30, 2026, were $1,000,000, comprising $300,000 for the remainder of the year ending December 31, 2026, and $700,000 for the year ending December 31, 2027. Boumarang is a related party; see Note 8 — Related Party Transactions and Note 5.

Indemnification Arrangements

Pursuant to the Company’s Articles of Incorporation, Bylaws, and individual indemnification agreements with its directors and officers, the Company has agreed to indemnify, to the fullest extent permitted by Section 78.7502 of the Nevada Revised Statutes, its directors, officers, and certain other agents against expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending, or completed action, suit, or proceeding by reason of the fact that the indemnitee is or was a director, officer, employee, or agent of the Company. The Company maintains directors’ and officers’ liability insurance coverage to mitigate exposure under these indemnification arrangements. As of September 30, 2026, no material indemnification claims have been asserted, and the Company has not recorded a liability in respect of these obligations.

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

The following table summarizes activity related to the award from the grant date through September 30, 2026, and the unvested portion remaining as of that date:

	Shares	Grant-Date FV
Granted on January 1, 2026	300,000	$2,250,000
Vested through September 30, 2026	(75,000)	$(562,500)
Unvested at September 30, 2026	225,000	$1,687,500

For the three and nine months ended September 30, 2026, the Company recognized $187,500 and $562,500, respectively, of stock-based compensation expense related to this award, which is included in general and administrative expense in the accompanying consolidated statements of operations. As of September 30, 2026, total unrecognized compensation cost related to the unvested portion of the award was $1,687,500, expected to be recognized on a straight-line basis over the remaining 27 months of the requisite service period.

The cash component of the Consultant’s compensation is recognized as services are rendered. For the three and nine months ended September 30, 2026, the Company recognized $37,500 and $112,500, respectively, of consulting expense in respect of the cash component, which is also included in general and administrative expense. See Note 6 — Commitments and Contingencies for the future minimum cash payments due under this agreement.

Total Stock-Based Compensation Expense.

Total stock-based compensation expense recognized in the accompanying consolidated statements of operations was $50,887,500 and $58,874,169 for the three and nine months ended September 30, 2026, respectively. Each component is included in general and administrative expense. The following table summarizes stock-based compensation expense by recipient:

Schedule of Stock-Based Compensation Expense by Recipient

Recipient	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
David Boulette — Chief Executive Officer (stock options; first of five tranches, 4,000,000 options)	$—	$7,611,669
David Boulette — Chief Executive Officer (Series A Convertible Preferred Stock; first of five annual tranches, 200,000 shares)	50,700,000	50,700,000
Global Alliance Consulting Group (300,000 restricted shares vesting monthly over 36 months)	187,500	562,500
Total stock-based compensation expense	$50,887,500	$58,874,169

In the accompanying consolidated statements of stockholders’ equity (deficit) for the nine months ended September 30, 2026, the foregoing $58,874,169 is presented across three captions: (i) the line “Series A preferred stock issued to the Chief Executive Officer for services,” reflecting the $50,700,000 grant-date fair value of the first tranche of the Series A Preferred Award; (ii) the line “Increase in additional paid-in capital for officer’s stock-based compensation,” reflecting the $7,611,669 of expense recognized in respect of the first vesting tranche of the CEO Award, and (iii) the line “Shares issued for services” (related to the Global Alliance award), which is presented at the gross grant-date fair value of $2,250,000 with the unvested portion of $1,687,500 simultaneously presented as “Deferred stock-based compensation,” resulting in net equity recognition of $562,500 for the nine-month period.

For the three months ended September 30, 2026, the consolidated statements of stockholders’ equity (deficit) reflect (i) the line “Series A preferred stock issued to the Chief Executive Officer for services” of $50,700,000 (par value of $20 and additional paid-in capital of $50,699,980), and (ii) the amortization of deferred stock-based compensation of $187,500, which reduced the deferred stock-based compensation balance from $1,875,000 at June 30, 2026, to $1,687,500 at September 30, 2026. No amount was presented under the caption “Increase in additional paid-in capital for officer’s stock-based compensation” during the three-month period, as the first tranche of the CEO Award vested and was expensed in the first quarter.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company’s related-party transactions for the three and nine months ended September 30, 2026, consist principally of compensation arrangements with the Company’s executive officers and directors, a consulting arrangement with the spouse of the Chief Executive Officer, a consulting engagement with the firm of which the Company’s Interim Chief Financial Officer is the managing principal, consulting and financing arrangements with Global Alliance Consulting Group, an entity wholly owned by an officer of the Company, and a development agreement with Boumarang Inc., of which the Company’s Interim Chief Financial Officer is a co-founder, director and stockholder. The principal economic terms of these arrangements are described in Note 6 — Commitments and Contingencies; this note describes the related-party character of the arrangements, the activity for the periods presented, and the related accrued balances at the reporting date.

Controlling Stockholder and “Controlled Company” Status

As of September 30, 2026, Mr. David Boulette, the Company’s Chief Executive Officer and Chairman of the Board, beneficially owned approximately 56.3% of the Company’s outstanding common stock, excluding 30,000,000 shares of common stock issuable upon conversion of the 200,000 shares of Series A Convertible Preferred Stock held by him. As a result, Mr. Boulette controls a majority of the voting power of the Company’s outstanding common stock and has the ability to determine all matters requiring approval by the Company’s stockholders. The Company is therefore a “controlled company” within the meaning of the listing standards of the Nasdaq Stock Market LLC and is eligible for, but does not currently rely on, the corporate governance exemptions available to controlled companies under those rules.

Compensation Arrangements with Officers and Directors

Chief Executive Officer

Pursuant to the Employment Agreement dated May 31, 2025, between the Company and Mr. Boulette (the “CEO Employment Agreement”), Mr. Boulette served as Chief Executive Officer of the Company at an annual base salary of $552,000 ($46,000 per month) through August 16, 2026. On August 17, 2026, the Company and Mr. Boulette entered into a new Executive Employment Agreement (the “2026 CEO Employment Agreement”), which replaced the CEO Employment Agreement and is described in Note 6 — Commitments and Contingencies. The CEO Employment Agreement also provided for an annual discretionary performance bonus of up to 5% of the Company’s net profits before taxes for the preceding fiscal year, as determined by the Board of Directors. No discretionary bonus was awarded in respect of the year ended December 31, 2025. The CEO Employment Agreement also provided for a grant of options to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share, vesting in five equal cliff tranches of 4,000,000 options each. See Note 6 — Commitments and Contingencies for the principal terms of the CEO Employment Agreement and the option grant, and Note 7 — Stock-Based Compensation for the related stock-based compensation expense.

For the three and nine months ended September 30, 2026, the Company accrued base salary of $168,666 and $444,666, respectively, attributable to Mr. Boulette’s services under the CEO Employment Agreement and the 2026 CEO Employment Agreement, of which $84,333 for the three months ended September 30, 2026, was capitalized as software development costs (see Note 6). The Company recognized no stock-based compensation expense in respect of the option grant during the three months ended September 30, 2026, and $7,611,669 during the nine months then ended. In addition, the Company recognized stock-based compensation expense of $50,700,000 for the three and nine months ended September 30, 2026, on the issuance of 200,000 shares of Series A Convertible Preferred Stock to Mr. Boulette under the 2026 CEO Employment Agreement (see Note 7 — Stock-Based Compensation and Note 10 — Stockholders’ Equity).

Amounts accrued and owed to Mr. Boulette have accumulated since January 2018 under successive compensation arrangements, at monthly rates that increased from $6,667 in 2018 to $18,000 in 2020, $30,000 in 2024, $46,000 from August 2025 under the CEO Employment Agreement and $66,667 from August 17, 2026, under the 2026 CEO Employment Agreement. During the six months ended June 30, 2026, the balance owed to Mr. Boulette was reduced by (i) cash payments of $727,802, comprising $28,135 during the three months ended March 31, 2026, and $699,667 during the three months ended June 30, 2026; (ii) $400,000 on February 17, 2026, upon his exercise of the first vested tranche of 4,000,000 options, the aggregate exercise price of which was satisfied by cancellation of an equivalent amount of accrued but unpaid base salary with no cash changing hands; and (iii) $503,759 on June 10, 2026, settled through the issuance of 220,947 shares of common stock at $2.28 per share. As of June 30, 2026, no accrued but unpaid base salary was owed to Mr. Boulette (December 31, 2025: $1,355,560). During the three months ended September 30, 2026, the Company paid Mr. Boulette $136,500 against his third-quarter salary of $168,666, and $32,166 was owed to him at September 30, 2026.

Software Development Payments to the Chief Executive Officer

On April 9 and April 13, 2026, the Company paid Mr. Boulette $40,000 and $57,500, respectively, for the development of the Company’s swarm drone operating system software. The payments were originally recorded as media traffic purchase expense and were reclassified to capitalized website and software development costs in the third quarter of 2026 as part of the out-of-period adjustments described in Note 2. These payments are in addition to the base salary described above.

Spouse of the Chief Executive Officer

Mrs. Carolina V. Ramos, the spouse of Mr. Boulette, provides marketing services to the Company at an annual rate of $50,000 ($4,167 per month). Mrs. Ramos originally provided services under an employment agreement dated September 28, 2021. On December 31, 2024, the Company and Mrs. Ramos entered into an Independent Contractor Agreement Ratification, effective as of January 1, 2023, which ratified and replaced the original employment agreement and reflected the reclassification of Mrs. Ramos’s status from employee to independent contractor; the Company does not withhold or remit payroll taxes on her behalf. Mrs. Ramos is a related person within the meaning of Item 404(a) of Regulation S-K. For the three and nine months ended September 30, 2026, the Company recognized compensation expense in respect of Mrs. Ramos’s services of $12,500 and $37,500, respectively. On June 10, 2026, accrued but unpaid compensation owed to Mrs. Ramos of $400,001 was settled through the issuance of 175,440 shares of common stock at $2.28 per share (December 31, 2025: $375,001). No cash payments were made to Mrs. Ramos during the three months ended September 30, 2026, and $12,500 was accrued and unpaid at September 30, 2026.

NOTE 8 — RELATED PARTY TRANSACTIONS (continued)

Directors

The Company’s Board of Directors as of September 30, 2026, consisted of Mr. Boulette, Mr. Daryl Walser, Mr. Phil Aspin, Mr. Rizvan Jamal, and Mr. Ali Shadman. Each of Messrs. Walser, Aspin, Jamal, and Shadman is a related person within the meaning of Item 404(a) of Regulation S-K. Messrs. Walser and Aspin serve under written Board of Directors Agreements providing for cash compensation of $60,000 per year ($5,000 per month). Messrs. Jamal and Shadman serve under Independent Director Agreements providing for annual cash compensation of $50,000 ($12,500 quarterly), as further described in Note 6 — Commitments and Contingencies. For the three and nine months ended September 30, 2026, the Company recognized aggregate director compensation expense of $55,000 and $165,000, respectively ($30,000 and $90,000 in respect of Messrs. Walser and Aspin, and $25,000 and $75,000 in respect of Messrs. Jamal and Shadman).

On June 10, 2026, all accrued but unpaid director compensation was settled through the issuance of an aggregate of 429,096 shares of common stock at $2.28 per share, comprising 263,158 shares to Mr. Walser ($600,000), 118,422 shares to Mr. Aspin ($270,000), 23,758 shares to Mr. Jamal ($54,167), and 23,758 shares to Mr. Shadman ($54,167) (December 31, 2025: Mr. Walser $570,000; Mr. Aspin $240,000; Mr. Jamal $29,167; Mr. Shadman $29,167). Director compensation for the three months ended September 30, 2026, of $55,000 was accrued and unpaid at September 30, 2026. No director has received any cash payment under his director agreement to date.

Interim Chief Financial Officer Services Through Spark Capital Investments, LLC

Mr. Imran Firoz serves as Interim Chief Financial Officer of the Company pursuant to the engagement described in Note 6 — Commitments and Contingencies. Mr. Firoz provides his services to the Company through Spark Capital Investments, LLC, a Delaware limited liability company of which Mr. Firoz is the Managing Principal and which Mr. Firoz controls. Spark Capital Investments, LLC is a related person within the meaning of Item 404(a) of Regulation S-K by virtue of Mr. Firoz’s position as an executive officer of the Company. For the three and nine months ended September 30, 2026, the Company recognized $45,000 and $108,000, respectively, of compensation expense in respect of Mr. Firoz’s services under this engagement, accrued at $10,500 per month through June 2026 and $15,000 per month from July 2026 and recorded in consulting fees. The Company made cash payments of $63,000 on March 24, 2026, $31,500 on June 2, 2026, and $45,000 on September 25, 2026, and issued no shares of common stock to Mr. Firoz or Spark Capital Investments, LLC during the periods presented. As of September 30, 2026, no amount remained accrued and unpaid under this engagement (December 31, 2025: $31,500). Mr. Firoz is also a co-founder, director and stockholder of Boumarang Inc.; see “Boumarang Inc.” below.

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

Business Consulting Agreement

On January 1, 2026, the Company entered into a Business Consulting Agreement with Global Alliance for a term of three years ending December 31, 2028, providing for cash compensation of $150,000 in the first year, escalating 10% on each anniversary and payable in equal monthly installments, and a grant of 300,000 shares of restricted common stock vesting in equal monthly installments over the 36-month service period. For the three and nine months ended September 30, 2026, the Company recognized cash consulting expense of $37,500 and $112,500, respectively, and stock-based compensation expense of $187,500 and $562,500, respectively, under this agreement. See Note 6 — Commitments and Contingencies and Note 7 — Stock-Based Compensation.

The 300,000 shares granted on January 1, 2026, are presented in the accompanying consolidated statements of stockholders’ equity (deficit) under the caption “Shares issued for services, consultant, valued at $7.50 per share.”

NOTE 8 — RELATED PARTY TRANSACTIONS (continued)

Convertible Promissory Note

Global Alliance holds a convertible promissory note of the Company with a face value of $110,000, outstanding at both September 30, 2026, and December 31, 2025, and presented as note payable — related party on the condensed consolidated balance sheets. The note was issued on December 10, 2025, bears simple interest at 10% per annum, matures on December 10, 2026, and is convertible at the holder’s election at a fixed conversion price of $2.60 per share, into approximately 46,538 shares. At September 30, 2026, the note had a net carrying value of $108,083, reflecting unamortized original issue discount of $1,917, and the Company recognized net interest expense of $6,336 on the note for the nine months then ended. See Note 9 — Debt Financing.

Boumarang Inc.

Mr. Imran Firoz, the Company’s Interim Chief Financial Officer, is a co-founder, director and stockholder of Boumarang Inc. Boumarang is therefore a related party of the Company, and the development agreement described in Note 6 — Commitments and Contingencies is a related-party transaction in which Mr. Firoz has an indirect material interest. The agreement was entered into on August 5, 2026, without prior review by the Audit Committee. On September 30, 2026, the Audit Committee reviewed, approved and ratified the agreement. During the three and nine months ended September 30, 2026, the Company incurred $200,000 of fees under the agreement, of which $180,000 was capitalized as an investment in drone technology and $20,000 was recognized as research and development expense, and paid $100,000. The $100,000 balance payable to Boumarang at September 30, 2026, is presented as accounts payable — related party.

Aggregate Related-Party Balances and Settlement

Accrued but unpaid compensation owed to the Company’s officers and directors, to the spouse of the Chief Executive Officer, and to Spark Capital Investments, LLC was as follows for the nine months ended September 30, 2026. Compensation accrued includes the portion of the Chief Executive Officer’s salary capitalized as software development costs:

Related Party	Balance December 31, 2025	Accrued	Cash Payments	Non-Cash Settlements	Balance September 30, 2026
David Boulette	$1,355,560	444,666	(864,302)	(903,758)	$32,166
Carolina V. Ramos	375,001	37,500	—	(400,001)	12,500
Daryl Walser	570,000	45,000	—	(600,000)	15,000
Phil Aspin	240,000	45,000	—	(270,000)	15,000
Rizvan Jamal	29,167	37,500	—	(54,167)	12,500
Ali Shadman	29,167	37,500	—	(54,167)	12,500
Subtotal	2,598,895	647,166	(864,302)	(2,282,093)	99,666
Spark Capital Investments, LLC	31,500	108,000	(139,500)	—	—
Total	$2,630,395	755,166	(1,003,802)	(2,282,093)	$99,666

Non-cash settlements comprise $400,000 satisfied on February 17, 2026, through the cancellation of accrued base salary upon exercise of the first tranche of the CEO option award, and $1,882,093 settled on June 10, 2026, through the issuance of common stock. Amounts settled in common stock are presented above at the recorded carrying amount of the liabilities extinguished. The 825,483 shares issued had an aggregate value of $1,882,101 based on the $2.28 per share settlement price, and the corresponding issuance is recorded at $1,882,094 in the accompanying consolidated statements of stockholders’ equity (deficit); the differences of less than $10 result from the rounding of shares issued to whole shares.

At September 30, 2026, $99,666 of compensation for the three months then ended was accrued and unpaid, comprising $67,500 owed to Mrs. Ramos and Messrs. Walser, Aspin, Jamal and Shadman and $32,166 owed to Mr. Boulette, and is presented in payroll liabilities — related parties.

Cash Payments and Share Issuances to Related Parties During the Period

During the nine months ended September 30, 2026, the Company’s cash payments and share issuances to related parties consisted of: (i) cash payments of $864,302 to Mr. Boulette in respect of base salary, comprising $727,802 during the six months ended June 30, 2026, and $136,500 during the three months ended September 30, 2026; (ii) payments of $97,500 to Mr. Boulette on April 9 and April 13, 2026, for the development of the Company’s swarm drone operating system software, described below; (iii) the issuance of 4,000,000 shares of common stock to Mr. Boulette upon his February 17, 2026, exercise of the first vested tranche of options under the CEO Employment Agreement, the $400,000 aggregate exercise price for which was satisfied by cancellation of an equivalent amount of accrued but unpaid base salary; (iv) the grant of 300,000 shares of restricted common stock to Global Alliance on January 1, 2026, under the Business Consulting Agreement; (v) the issuance on June 10, 2026, of an aggregate of 825,483 shares of common stock at $2.28 per share in settlement of $1,882,094 of accrued compensation owed to Mr. Boulette, Mrs. Ramos, and Messrs. Walser, Aspin, Jamal and Shadman; (vi) cash payments of $139,500 to Spark Capital Investments, LLC; and (vii) the issuance on September 25, 2026, of 200,000 shares of Series A Convertible Preferred Stock to Mr. Boulette under the 2026 CEO Employment Agreement, recognized as stock-based compensation of $50,700,000. No shares of common stock were issued to related parties during the three months ended September 30, 2026.

NOTE 9 — DEBT FINANCING

As of September 30, 2026, the Company’s outstanding indebtedness consisted of (i) convertible promissory notes payable to 1800 Diagonal Lending, LLC, (ii) convertible promissory notes payable to Boot Capital LLC, (iii) a non-convertible promissory note payable to D. Allison, (iv) a convertible promissory note payable to Global Alliance Consulting Group, and (v) two senior secured convertible promissory notes payable to Streeterville Capital, LLC. In addition, the Company owed $500,000 to Dune Equity Holdings LLC following the cancellation of a secured promissory note, which was repaid on October 2, 2026 (see subsection (f) below). The accounting policies applicable to the Company’s debt instruments are described in Note 2 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those policies during the nine months ended September 30, 2026, except as discussed in subsection (e) below with respect to the Streeterville Notes, which are accounted for with bifurcated compound embedded derivatives under ASC 815-15.

The following table summarizes the carrying value of the Company’s debt instruments as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Convertible promissory notes — 1800 Diagonal Lending, LLC, face value	1,093,696	613,951
Convertible promissory notes — Boot Capital LLC, face value	50,639	161,379
Note payable — D. Allison (non-convertible), face value	100,000	100,000
Convertible note payable — Global Alliance Consulting Group, face value	110,000	110,000
Senior secured convertible promissory notes — Streeterville Capital, LLC (a):
Convertible notes payable, face value(a)	7,060,000	—
Less: Unamortized debt discount	(5,039,614)	—
Net carrying value, Streeterville Notes(a)	2,020,386	—
Total debt, net of discount	3,374,721	985,330
Less: current portion	(1,354,335)	(985,330)
Long-term debt, net of current portion	2,020,386	-

(a)	Of the $9,312,500 of aggregate debt discount established at issuance of the Streeterville Notes, $7,939,000 was allocated to the Compound Embedded Derivatives bifurcated from the host instruments under ASC 815-15 ($6,415,000 for the Streeterville Initial Note and $1,524,000 for the July Note). The Compound Embedded Derivatives are reported as a separate non-current liability of $4,418,000 at September 30, 2026, on the Company’s condensed consolidated balance sheet and are classified within Level 3 of the fair value hierarchy. See subsection (e) below.

All notes outstanding at September 30, 2026, other than the Streeterville Notes, including the D. Allison Note (matures May 20, 2027), mature within twelve months of the balance sheet date and are therefore classified as current liabilities. The Streeterville Initial Note (matures February 26, 2028) and the July Note (matures July 22, 2028) are classified as long-term debt.

(a) Convertible promissory notes — 1800 Diagonal Lending, LLC

During the period from March 17, 2025, through January 29, 2026, the Company issued seven (7) convertible promissory notes to 1800 Diagonal Lending, LLC (“Diagonal”), aggregating $1,392,995 in face value, with $193,995 of original issue discount (“OID”) and $49,000 of deferred financing costs (“DFC”), generating aggregate net cash proceeds of $1,150,000. Each note bears interest at 12% or 13% per annum, has a contractual term of approximately 9 to 10 months, and provides for monthly cash payments of principal and interest. Each note is convertible into shares of the Company’s common stock at the holder’s option upon the terms specified in the respective note agreement, with a $1,500 conversion fee added to the principal amount upon conversion.

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

NOTE 9 — DEBT FINANCING (continued)

Also during the three months ended March 31, 2026, the holder elected to convert Notes 2 and 3 in full into shares of the Company’s common stock at the contractual fixed conversion price of $3.2565 per share. On January 29, 2026, $51,460 of principal under Note 2 (DLL-1841), together with a $1,500 conversion fee, was converted into 16,263 shares of common stock. On January 28, 2026, $268,934 of principal under Note 3 (DLL-1865), together with a $1,500 conversion fee, was converted into 83,044 shares of common stock. In the aggregate, $320,394 of principal and $3,000 of conversion fees were settled through the issuance of 99,307 shares of common stock during the period. Upon conversion, the Company recognized accelerated amortization of unamortized OID and DFC associated with each converted note as interest expense, as further described in subsection (g) below.

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

During the three months ended September 30, 2026, the Company issued two additional notes to Diagonal. Note 9 (DLL-1956) was issued on July 24, 2026, and funded on July 30, 2026, with a face value of $383,500, consisting of $58,500 of OID and $7,000 of DFC, generating net cash proceeds of $318,000, and provides for one-time interest of $46,020. Note 10 (DLL-1962) was issued on August 24, 2026, and funded on August 25, 2026, with a face value of $303,260, consisting of $46,260 of OID and $7,000 of DFC, generating net cash proceeds of $250,000, and provides for one-time interest of $36,391. Notes 9 and 10 mature on May 30, 2027, and June 30, 2027, respectively. Digital Offering LLC acted as broker for Note 10, and its $9,000 brokerage fee was included in accounts payable at September 30, 2026.

During the three months ended September 30, 2026, Notes 6 (DLL-1917) and 7 (DLL-1919) were extinguished in full. On July 15, 2026, the Company paid the sixth monthly installment of $15,449.56 under Note 6, and on July 21, 2026, the holder converted the remaining balance of Note 6 of $47,848.64, including a $1,500 conversion fee, into 38,340 shares of common stock. On July 29, 2026, the Company paid $235,905.52 in cash against Note 7, and between July 29, 2026, and August 3, 2026, the holder converted the remaining balance of Note 7 of $243,405.48, including conversion fees, into an aggregate of 176,886 shares of common stock in five conversions at conversion prices of approximately $1.31 to $1.43 per share. On September 30, 2026, the Company paid the first monthly installment of $33,965.10 under Note 10. In the aggregate, $291,255 of Diagonal indebtedness was settled through the issuance of 215,226 shares of common stock during the three months ended September 30, 2026, and $774,381 through the issuance of 385,364 shares during the nine months then ended. Notes 8, 9 and 10 remain outstanding at September 30, 2026.

The following table presents the rollforward of the Company’s Diagonal convertible notes payable for the nine months ended September 30, 2026:

	Face Value	Unamortized OID	Unamortized Deferred Financing Costs	Net Carrying Value
Balance, December 31, 2025	$613,951	$(64,028)	$(18,044)	$531,879
Issuance of Notes 6 through 10	1,703,070	(280,070)	(21,000)	1,402,000
Cash payments — principal portion	(520,697)	—	—	(520,697)
Conversion of Notes 2 through 7 to common stock	(702,628)	—	—	(702,628)
Amortization and write-off of OID and DFC, including on conversion and extinguishment	—	200,645	35,497	236,142
Balance, September 30, 2026	$1,093,696	$(143,453)	$(3,547)	$946,696

On April 28 and April 29, 2026, the holder converted the entire remaining balance of Note 4 (DLL-1889) at a conversion price of $2.3075 per share. The aggregate amount converted was $90,226, comprising $70,404 of principal, $16,822 of one-time interest and $3,000 of conversion fees, and was settled through the issuance of 39,100 shares of common stock. On May 27, 2026, the holder converted the entire remaining balance of Note 5 (DLL-1903) at a conversion price of $2.1905 per share; the amount converted was $69,507, comprising $60,183 of principal, $7,824 of one-time interest and a $1,500 conversion fee, settled through the issuance of 31,731 shares of common stock. Both notes were fully extinguished and no amounts remain outstanding under either note. In the aggregate, $159,732 of Diagonal indebtedness was settled through the issuance of 70,831 shares of common stock during the three months ended June 30, 2026, and $483,126 was settled through the issuance of 170,138 shares during the six months then ended. Upon each conversion, the Company recognized accelerated amortization of the unamortized OID and DFC associated with the converted note as interest expense, as further described in subsection (g) below. Notes 6, 7 and 8 remained outstanding at June 30, 2026.

(b) Convertible promissory notes — Boot Capital LLC

During the period from March 18, 2025, through January 30, 2026, the Company issued four (4) convertible promissory notes to Boot Capital LLC (“Boot”), aggregating $463,955 in face value with $63,955 of original issue discount, generating aggregate net cash proceeds of $400,000. Each note bears interest at 12% or 13% per annum, has a contractual term of approximately 9 to 10 months, and includes monthly cash payments of principal and interest. Each note is convertible into shares of the Company’s common stock at the holder’s option upon the terms specified in the respective note agreement. The Boot notes do not include a per-conversion fee, and no deferred financing costs were incurred in connection with the issuance of the Boot notes.

During the three months ended March 31, 2026, the Company issued two additional notes to Boot. Boot Note #3 was issued on January 15, 2026, with a face value of $57,500 and OID of $7,500, generating net cash proceeds of $50,000. Boot Note #4 was issued on January 30, 2026, with a face value of $177,000 and OID of $27,000, generating net cash proceeds of $150,000. On January 30, 2026, the Company issued 3,902 shares of common stock at a conversion price of $3.2565 per share to settle the remaining contractual installment ($12,707) of Boot Note #1, fully extinguishing that note. On January 28, 2026, the holder elected to convert Boot Note #2 in full at a fixed conversion price of $3.2565 per share. The aggregate amount converted under Boot Note #2 was $129,920, comprising the $116,000 face value of the note plus $13,920 of one-time interest specified by the note’s terms and accelerated upon conversion, resulting in the issuance of 39,895 shares of common stock. In the aggregate, $142,627 of Boot indebtedness and accelerated interest was settled through the issuance of 43,797 shares of common stock during the period. Upon conversion or extinguishment of Boot Note #1 and Boot Note #2, the Company recognized accelerated amortization of remaining unamortized OID and one-time interest as interest expense, as further described in subsection (g) below.

During the three months ended June 30, 2026, no additional notes were issued to Boot and no conversions occurred. The Company made three monthly installment payments, applying $19,416 to principal and $2,243 to interest, and recognized $10,600 of OID amortization and $8,864 of one-time interest amortization on Boot Notes #3 and #4, which remained outstanding at June 30, 2026.

During the three months ended September 30, 2026, no additional notes were issued to Boot and no conversions occurred. The Company made cash installment payments of $170,338 on Boot Notes #3 and #4, of which $152,166 was applied to principal and $18,173 to interest ($2,243 of stated interest on Boot Note #3 and $15,930 of the one-time interest accrued on Boot Note #4). The Company also recorded a $664 adjustment to increase the face value of Boot Note #3 to its contractual principal balance. Interest expense on the Boot notes, including OID and one-time interest amortization, was $15,726 for the three months ended September 30, 2026. At September 30, 2026, Boot Notes #3 and #4 had an aggregate face value of $50,639 and unamortized OID of $6,233. Boot Note #3 was paid in full on October 15, 2026 (see Note 12 — Subsequent Events).

NOTE 9 — DEBT FINANCING (continued)

During the nine months ended September 30, 2026, the Company also recorded a face value adjustment of $34,500 to gross up Boot Notes #3 and #4 to their full contractual face value (with corresponding entries to the OID contra-liability), and reclassified $34,038 of cash payments associated with Boot Note #1 that had been mis-coded in prior periods. These adjustments did not affect net carrying value or cash flows.

The following table presents the rollforward of the Company’s Boot convertible notes payable for the nine months ended September 30, 2026:

	Face Value	Unamortized OID	Net Carrying Value
Balance, December 31, 2025	$161,379	$(9,455)	$151,924
Issuance of Boot Notes #3 and #4, including OID gross-up to contractual face	234,504	(34,500)	200,004
Cash payments — principal portion	(184,526)	—	(184,526)
Reclassification of mis-coded 2025 wires (Boot #1)	(34,038)	—	(34,038)
Conversion and extinguishment (Boot Note #1 final tranche and Boot Note #2)	(127,345)	9,346	(117,999)
OID amortization	—	28,376	28,376
Adjustment to contractual principal (Boot Note #3)	665	—	665
Balance, September 30, 2026	$50,639	$(6,233)	$44,406

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

During the nine months ended September 30, 2026, no further prepayments were made and the outstanding principal balance remained $100,000. During the period the Company recorded a $7,500 reduction to accrued interest to correct prior-period over-accruals attributable to the failure to recompute interest on the declining principal balance following each prepayment, and recorded $4,500 of stated interest on the outstanding principal balance ($1,500 in the third quarter), resulting in accrued interest of $34,250 at September 30, 2026. The correction had no effect on the net carrying value of the principal balance or on the Company’s cash flows.

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

The $10,000 OID is being amortized to interest expense over the twelve-month term of the note. Unamortized OID of $9,417 that had been written off in 2025 was reinstated during the six months ended June 30, 2026, as an out-of-period correction. OID amortization was $5,000 for the six months ended June 30, 2026, and $2,500 for the three months ended September 30, 2026, leaving unamortized OID of $1,917 at September 30, 2026. Interest expense recognized for the nine months ended September 30, 2026, was $6,336, comprising $8,253 of accrued stated interest ($2,751 per quarter) and $7,500 of OID amortization, less the $9,417 out-of-period credit for the reinstated OID. The note remains outstanding at September 30, 2026, at its $110,000 face value, with a net carrying value of $108,083, and no portion of the note had been converted as of that date. Upon full conversion (assuming conversion of the entire face value plus all contractual interest at maturity), the Company would issue approximately 46,538 shares of common stock, for which sufficient authorized but unissued shares have been reserved.

NOTE 9 — DEBT FINANCING (continued)

(e) Senior Secured Convertible Promissory Notes — Streeterville Capital, LLC

Streeterville Initial Note. On February 26, 2026, the Company issued a senior secured convertible promissory note (the “Streeterville Initial Note”) to Streeterville Capital, LLC (“Streeterville”) in the original principal amount of $7,560,000, which includes an 8% original issue discount of $560,000. The Company received gross cash proceeds of $7,000,000 (and net cash of $6,970,000 after a $30,000 investor closing expense reimbursement). The Streeterville Initial Note bears stated interest at 8% per annum, has a 24-month term, and matures on February 26, 2028. Stated interest accretes to the Outstanding Balance and is not paid in cash periodically. The Streeterville Initial Note is secured by all of the Company’s assets pursuant to a Security Agreement dated February 26, 2026, and is convertible at the holder’s option into shares of the Company’s common stock at a strike price equal to 87% of the lowest 10-day VWAP of the common stock preceding each conversion, subject to a floor price of $1.04, equal to 20% of the $5.20 Nasdaq Official Closing Price of the common stock on February 26, 2026. The note also provides for a 110% prepayment premium upon optional prepayment by the Company and a 15% default interest rate, together with Outstanding Balance step-ups of 10% (Major Trigger Event) or 5% (Minor Trigger Event), if any such Trigger Event occurs.

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

The Compound Embedded Derivative is valued using a Black-Scholes-Merton option pricing model based on the indicative number of shares issuable upon conversion, with two valuation adjustments: a 1.15× path-dependent uplift for the 10-day VWAP lookback reset and American-style exercisability, and a 0.96× floor barrier discount reflecting the floor on the strike reset. Through March 31, 2026, the model also applied a 0.90× discount for lack of marketability while the underlying shares were Rule 144 restricted; that discount was removed from June 30, 2026, following the registration of the conversion shares on Form S-3. Volatility was estimated at 90%, weighting the Company’s own realized volatility since its Nasdaq listing and the peer median. Fair value is classified within Level 3 of the fair value hierarchy due to the use of unobservable volatility and management-adopted valuation adjustments.

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

During the nine months ended September 30, 2026, the Company recognized $1,926,424 of discount amortization on the Streeterville Initial Note ($341,753 in the first quarter, $884,020 in the second quarter and $700,651 in the third quarter) and $320,703 of stated interest ($54,681 in the first quarter, $146,989 in the second quarter and $119,033 in the third quarter), each as a component of interest expense. Stated interest accretes to the Outstanding Balance and is not paid in cash.

During the nine months ended September 30, 2026, the holder completed sixteen conversions of the Streeterville Initial Note, converting $2,660,000 of the Outstanding Balance into 1,247,172 shares of common stock: nine conversions of $1,085,000 into 397,777 shares during the second quarter and seven conversions of $1,575,000 into 849,395 shares between July 1, 2026, and September 22, 2026, at conversion prices ranging from $1.3599 to $2.1287 per share. Upon conversion the Company wrote off $2,183,439 of unamortized discount attributable to the converted principal ($959,089 in the second quarter and $1,224,350 in the third quarter) and reclassified $1,816,217 of the Compound Embedded Derivative to additional paid-in capital ($706,541 and $1,109,676, respectively), resulting in an aggregate credit to stockholders’ equity of $2,292,778 ($832,453 and $1,460,325, respectively). At September 30, 2026, the face value of the Streeterville Initial Note was $4,900,000 and the unamortized discount was $3,450,137, resulting in a net carrying value of $1,449,863, with $320,703 of accrued interest presented in accrued interest. The Outstanding Balance under the terms of the note was $5,220,703.

The Compound Embedded Derivative of the Streeterville Initial Note was remeasured at each reporting date, resulting in a fair value of $4,923,000 at March 31, 2026, $4,562,001 at June 30, 2026, and $2,973,000 at September 30, 2026. The Company recognized a mark-to-market gain of $1,739,000 in the first quarter, a loss of $345,542 in the second quarter and a gain of $479,325 in the third quarter, for a net gain of $1,872,783 for the nine months ended September 30, 2026.

The aggregate impact of the Streeterville Initial Note on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2026, was a net pre-tax loss of $621,344, comprising the $1,872,783 net mark-to-market gain on the Compound Embedded Derivative, less $1,926,424 of discount amortization, $320,703 of stated interest and the $247,000 Day-1 loss on issuance.

NOTE 9 — DEBT FINANCING (continued)

The following table presents the combined rollforward of the Streeterville Notes and the related Compound Embedded Derivatives for the nine months ended September 30, 2026:

	Face Value	Unamortized Discount	Accrued Interest	Compound Derivative (FV)
Balance, December 31, 2025	—	—	—	—
Issuance of Streeterville Initial Note, February 26, 2026 (face value)	7,560,000	—	—	—
Issuance of July Note, July 22, 2026 (face value)	2,160,000	—	—	—
Aggregate discount established at issuance	—	(9,312,500)	—	—
Initial fair value of Compound Embedded Derivatives	—	—	—	8,186,000
Conversions into common stock (sixteen conversions)	(2,660,000)	2,183,439	—	(1,816,217)
Discount amortization	—	2,089,447	—	—
Stated interest accreted to Outstanding Balance	—	—	354,562	—
Mark-to-market remeasurement, net	—	—	—	(1,951,783)
Balance, September 30, 2026	$7,060,000	$(5,039,614)	$354,562	$4,418,000

The Compound Embedded Derivatives are presented as a separate non-current liability on the Company’s condensed consolidated balance sheet at September 30, 2026 ($2,973,000 for the Streeterville Initial Note and $1,445,000 for the July Note). They are the only Level 3 fair value instruments outstanding at the balance sheet date. There were no transfers into or out of Level 3 during the nine months ended September 30, 2026.

Streeterville July Note

On July 21, 2026, the Company entered into a securities purchase agreement (the “July Purchase Agreement”) with Streeterville, pursuant to which the Company issued a secured convertible promissory note in the original principal amount of $2,160,000, effective July 22, 2026 (the “July Note” and, together with the Streeterville Initial Note, the “Streeterville Notes”). Streeterville funded the $2,000,000 purchase price on July 24, 2026, and the Company received net cash of $1,931,500 after deduction of an $8,500 investor transaction expense and a $60,000 placement agent fee. The Company is using the proceeds for working capital and general corporate purposes.

Under the July Purchase Agreement, Streeterville also has the right, for 24 months after closing, to purchase one additional note in the principal amount of $1,250,000 (the “Additional Note”) on the same terms as the July Note. Management has preliminarily concluded that the fair value of this right is not material to the condensed consolidated financial statements.

Terms of the July Note

●	The July Note was issued at an original issue discount of 8% ($160,000), bears interest at 8% per annum, which accretes to the Outstanding Balance, and matures 24 months after its effective date, on July 22, 2028.

●	The July Note is convertible at the option of Streeterville into common stock at a conversion price equal to 87% of the lowest daily VWAP for the ten trading day period immediately preceding the applicable measurement date, subject to a floor price of $0.472.

NOTE 9 — DEBT FINANCING (continued)

●	The Company may prepay the outstanding balance upon ten trading days’ prior written notice to Streeterville, at an amount in cash equal to 110% of the portion of the outstanding balance the Company elects to prepay.

●	If the Nasdaq official closing price of the Company’s common stock is below the floor price for ten consecutive trading days, Streeterville has the right, exercisable at any time in its sole and absolute discretion, to redeem up to the maximum monthly redemption amount defined in the July Note per calendar month.

●	Following the occurrence of a major trigger event or a minor trigger event, each as defined in the July Note, Streeterville may, upon prior written notice, increase the outstanding balance by 10% for each major trigger event and 5% for each minor trigger event. The trigger effect may be applied no more than three times in respect of major trigger events and three times in respect of minor trigger events.

●	A trigger event that is not cured within five trading days following written demand by Streeterville automatically becomes an event of default. Upon an event of default, Streeterville may accelerate the July Note, with the outstanding balance becoming immediately due and payable in cash at the mandatory default amount defined in the July Note, and interest accruing on the outstanding balance from the date of the event of default at 15% per annum.

Security Agreement

In connection with the July Purchase Agreement and the July Note, the Company and Streeterville entered into a security agreement pursuant to which the Company granted a security interest in the collateral defined therein. The collateral includes, among other assets, all equity interests in the Company’s wholly or partially owned subsidiaries, all customer accounts, rights under insurance contracts and rights relating to clients underlying such insurance contracts, and all goods and equipment now owned or hereafter acquired by the Company.

Registration

The conversion shares issuable upon conversion of the July Note are registered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-294416), declared effective on March 24, 2026, and a prospectus supplement filed with the SEC on July 23, 2026.

Accounting

The Company evaluated the embedded features of the July Note under ASC 815-15 and, consistent with the Streeterville Initial Note, bifurcated the conversion feature and related contingent features as a compound embedded derivative. The derivative was recognized on July 24, 2026, the date the conversion right began, at a fair value of $1,524,000, measured using the methodology described above with no discount for lack of marketability, because the conversion shares were registered before the conversion right began. The aggregate discount of $1,752,500, comprising the $1,524,000 derivative, the $160,000 OID, the $8,500 investor transaction expense and the $60,000 placement agent fee, did not exceed the face value of the note, and no Day-1 loss was recognized. The discount is amortized to interest expense on a straight-line basis over the 731-day term. For the three months ended September 30, 2026, the Company recognized $163,023 of discount amortization, $33,859 of stated interest computed at 8% on a 360-day basis compounded daily, and a $79,000 gain on remeasurement of the derivative to its fair value of $1,445,000 at September 30, 2026. No conversions of the July Note occurred through September 30, 2026. At September 30, 2026, the July Note had a face value of $2,160,000, unamortized discount of $1,589,477, a net carrying value of $570,523 and an Outstanding Balance of $2,193,859.

(f) Secured Promissory Note — Dune Equity Holdings LLC

On September 4, 2026, the Company entered into a securities purchase agreement with Dune Equity Holdings LLC (“Dune”) and issued a secured promissory note with a principal amount of up to $1,875,000, for a purchase price of up to $1,575,000. Dune funded the first tranche, with principal of $625,000, including a prorated original issue discount of $100,000, for a purchase price of $525,000, and withheld $25,000 for its legal fees; the Company received $500,000. In connection with the note, the Company issued Dune 52,500 commitment shares of common stock, comprising 35,000 closing commitment shares and 17,500 make-whole commitment shares. On September 9, 2026, the parties canceled the note, the Company agreed to return the $500,000 of proceeds, and Dune agreed to return the 52,500 commitment shares. Because the note was canceled before the balance sheet date and the Company’s remaining obligation was the repayment of the proceeds received, the $500,000 is presented as “Due to Dune Equity Holdings LLC” within current liabilities at September 30, 2026, and no original issue discount, interest or gain or loss was recognized. The commitment shares were recorded at par value with an offsetting charge to additional paid-in capital and are included in the weighted average number of shares outstanding from their issuance dates. On October 2, 2026, the Company repaid the $500,000 and the 52,500 commitment shares were returned and canceled. On the same date the Company entered into a new securities purchase agreement with Dune (see Note 12 — Subsequent Events).

NOTE 9 — DEBT FINANCING (continued)

(g) Interest Expense

Total interest expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, with respect to the debt instruments described above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	2026	2025	2026	2025
Diagonal convertible notes	$193,728	$21,059	$388,858	$22,327
Boot convertible notes	15,726	10,950	73,657	10,950
D. Allison Note (2026 includes prior-period over-accrual correction)	1,500	6,000	(3,000)	18,000
Global Alliance Note (stated interest and OID amortization, net of correction)	5,251	—	6,336	—
Streeterville Initial Note (stated interest and discount amortization)	819,684	—	2,247,127	—
Streeterville July Note (stated interest and discount amortization)	196,882	—	196,882	—
Total interest expense	$1,232,771	$38,009	$2,909,860	$51,277

Interest expense on the Diagonal and Boot notes includes stated interest and the amortization of OID, DFC and one-time interest required by the respective note agreements, including accelerated amortization recognized on the conversion or extinguishment of notes. Interest expense on the Streeterville Notes comprises discount amortization of $863,674 and $2,089,447 and stated interest of $152,892 and $354,562 for the three and nine months ended September 30, 2026, respectively; stated interest accretes to the Outstanding Balance under the terms of the notes and is not paid in cash. Interest expense in the table above does not include the $247,000 Day-1 loss on issuance of the Streeterville Initial Note (presented as “Loss on issuance of convertible note”) or the $558,325 and $1,951,783 net mark-to-market gains on the Compound Embedded Derivatives for the three and nine months ended September 30, 2026 (presented as “Change in fair value of derivative liability”), each of which is reported as a non-operating item. Interest expense for the three and nine months ended September 30, 2026, also includes $7,359 of original issue discount and deferred financing costs written off on notes extinguished in prior periods (see Note 2).

For the three and nine months ended September 30, 2025, interest expense was $38,009 and $51,277, respectively, comprising stated interest on the D. Allison Note of $6,000 and $18,000, interest on the 1800 Diagonal Lending notes of $21,059 and $22,327, and interest on the Boot Capital notes of $10,950 and $10,950. Interest expense for the three months ended September 30, 2025, includes $10,394 of interest on installment payments made to Diagonal and Boot during the second quarter of 2025, which had been applied to principal and was reclassified to interest in July 2025. Cash paid for interest was $24,731 for the nine months ended September 30, 2025.

The disclosures in this footnote should be read in conjunction with Note 2 (Summary of Significant Accounting Policies) and Note 8 (Debt Financing) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

We have authorized capital stock consisting of 300,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,000,000 shares have been designated Series A Convertible Preferred Stock. At September 30, 2026, 200,000 shares of Series A Convertible Preferred Stock were issued and outstanding (none at December 31, 2025). See “Series A Convertible Preferred Stock” below.

NOTE 9 — DEBT FINANCING (continued)

Series A Convertible Preferred Stock

On September 23, 2026, the Company filed with the Nevada Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, designating 1,000,000 shares of its preferred stock as Series A Convertible Preferred Stock with a par value and stated value of $0.0001 per share. Each share is convertible at any time, at the option of the holder, into 150 shares of common stock, subject to proportionate adjustment for stock splits, stock dividends, combinations and reclassifications. The Series A Convertible Preferred Stock carries no mandatory dividend rights and no general voting rights, except that the consent of the holders of a majority of the outstanding shares of the series is required for certain changes adverse to the rights of the series, for certain amendments to the Company’s articles of incorporation or bylaws, and for any agreement to take such actions. On liquidation, holders are entitled to receive the stated value per share in preference to holders of common stock. The Series A Convertible Preferred Stock has no redemption features and is classified within permanent equity. On September 25, 2026, the Company issued 200,000 shares of Series A Convertible Preferred Stock, convertible into 30,000,000 shares of common stock, to its Chief Executive Officer under the 2026 CEO Employment Agreement. See Note 7 — Stock-Based Compensation and Note 8 — Related Party Transactions.

Amended and Restated Articles of Incorporation and Bylaws; 2026 Equity Incentive Plan

On September 23, 2026, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State and adopted Amended and Restated Bylaws. The amended articles did not change the Company’s authorized capital stock. Among other things, they declassified the Board of Directors, provide that directors may be removed only for cause by the holders of 66⅔% of the outstanding voting power, elect to subject the Company to the Nevada control share acquisition and business combination statutes, give the Board of Directors the exclusive power to amend the bylaws, and designate the courts of Washoe County, Nevada, as the exclusive forum for certain stockholder claims, other than claims arising under the Securities Act of 1933. The amended bylaws provide that special meetings of stockholders may be called only by the Board of Directors, its Chairman or the Chief Executive Officer and establish advance-notice requirements for director nominations. On August 17, 2026, the holder of a majority of the Company’s voting power also approved by written consent the 2026 Equity Incentive Plan, under which 2,000,000 shares of common stock are reserved for issuance.

As of September 30, 2026, 40,395,871 shares of common stock were issued and outstanding, compared with 31,342,285 shares issued and outstanding at December 31, 2025. All share counts and per-share amounts reflect the 4-to-1 reverse stock split effective February 11, 2025.

NOTE 10 — STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the nine months ended September 30, 2026, the Company issued 9,053,586 shares of common stock — 5,193,104 shares during the three months ended March 31, 2026, 2,716,797 shares during the three months ended June 30, 2026, and 1,143,685 shares during the three months ended September 30, 2026 — increasing common stock by $906 and additional paid-in capital by $13,804,796, excluding $7,611,669 of officer stock-based compensation recognized in additional paid-in capital without the issuance of shares and the issuance of Series A Convertible Preferred Stock described below.

The following reconciles additional paid-in capital for the nine months ended September 30, 2026: additional paid-in capital was $30,033,430 at December 31, 2025, and increased by $13,804,796 on the issuances of common stock described in this note, $7,611,669 of stock-based compensation recognized on the Chief Executive Officer’s option award (see Note 7) and $50,699,980 on the issuance of 200,000 shares of Series A Convertible Preferred Stock described below, resulting in additional paid-in capital of $102,149,875 at September 30, 2026, as presented in the condensed consolidated balance sheet.

Three Months Ended March 31, 2026

●	On January 1, 2026, 300,000 shares of restricted common stock were issued to Global Alliance Consulting Group as additional consideration under a Business Consulting Agreement, valued at $2,250,000 (300,000 shares × $7.500 closing price on December 31, 2025, the last trading day prior to the grant date). See “Deferred Stock-Based Compensation” below.

●	On February 5, 2026, 500,000 shares were issued to Hottest Media LLC in settlement of accounts payable of $1,240,000. The shares were valued at $1,550,000 (500,000 shares × $3.10 closing market price on February 5, 2026), resulting in a loss on extinguishment of debt of $310,000. See “Hottest Media Settlements” below.

●	On February 17, 2026, 4,000,000 shares were issued to David Boulette, the Company’s Chief Executive Officer, upon his exercise of the first vesting tranche of his 20,000,000 stock options at the contractual exercise price of $0.10 per share. The aggregate $400,000 exercise price was satisfied not in cash but through offset against accrued but unpaid CEO compensation of equal amount. See “CEO Stock Option Grant” below.

●	On conversion dates between January 28, 2026, and January 30, 2026, an aggregate of 143,104 shares were issued to 1800 Diagonal Lending LLC (99,307 shares) and Boot Capital LLC (43,797 shares) in settlement of four Diagonal and Boot notes converted at $3.2565 per share, valued at $466,021 in aggregate. See Note 9 — Debt Financing.

●	On March 23, 2026, 250,000 shares were issued to Maxim Group LLC in settlement of advisory services rendered under the Letter of Engagement dated June 12, 2024, valued at $1,007,500 (250,000 shares × $4.03 closing price on March 23, 2026). See “Maxim Group Advisory Award” below.

Three Months Ended June 30, 2026

●	Between April 17, 2026, and May 28, 2026, 114,384 shares were sold under the Company’s at-the-market equity distribution program for net proceeds of $456,166. See “At-the-Market Offering” below.

●	Between April 20, 2026, and June 22, 2026, 397,777 shares were issued upon nine conversions of the Company’s senior secured convertible promissory note, credited to equity at $832,453. See “Conversions of Convertible Notes” below and Note 9 — Debt Financing.

●	On April 29, April 30 and May 27, 2026, an aggregate of 70,831 shares were issued to 1800 Diagonal Lending LLC upon conversion in full of two notes, credited to equity at $159,732. See “Conversions of Convertible Notes” below and Note 9 — Debt Financing.

●	On June 10, 2026, 1,308,322 shares were issued to Hottest Media LLC at $2.28 per share, valued at $2,982,974, in settlement of accounts payable. See “Hottest Media Settlements” below.

●	On June 10, 2026, 825,483 shares were issued at $2.28 per share, valued at $1,882,094, to officers, directors and an immediate family member of the Chief Executive Officer in settlement of accrued but unpaid compensation. See “Settlement of Accrued Compensation with Related Parties” below.

Three Months Ended September 30, 2026

●	Between July 20, 2026, and September 10, 2026, 26,564 shares were sold in three sales under the Company’s at-the-market equity distribution program for gross proceeds of $69,260 and net proceeds of $67,182. See “At-the-Market Offering” below.

●	Between July 1, 2026, and September 22, 2026, 849,395 shares were issued upon seven conversions of the Streeterville Initial Note, credited to equity at $1,460,325. See “Conversions of Convertible Notes” below and Note 9 — Debt Financing.

●	Between July 21, 2026, and August 3, 2026, an aggregate of 215,226 shares were issued to 1800 Diagonal Lending LLC upon six conversions of Notes 6 and 7, credited to equity at $291,255. See “Conversions of Convertible Notes” below and Note 9 — Debt Financing.

●	In September 2026, 52,500 commitment shares (35,000 closing commitment shares and 17,500 make-whole commitment shares) were issued to Dune Equity Holdings LLC in connection with a secured promissory note dated September 4, 2026, which was canceled on September 9, 2026. The shares were recorded at par value and were returned and canceled on October 2, 2026. See Note 9 — Debt Financing.

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

During the nine months ended September 30, 2026, the Company sold 140,948 shares under the program for gross proceeds of $539,534, less sales agent commissions of $16,186, for net proceeds of $523,348: 114,384 shares during the three months ended June 30, 2026, at an average gross price of approximately $4.11 per share, for gross proceeds of $470,274 and net proceeds of $456,166, and 26,564 shares in three sales between July 20, 2026, and September 10, 2026, at an average gross price of approximately $2.61 per share, for gross proceeds of $69,260 and net proceeds of $67,182. The net proceeds were recorded as an increase in common stock of $14 and additional paid-in capital of $523,334, consistent with the Company’s policy of charging issuance costs against the proceeds of the offering. No shares were sold under the program during the three months ended March 31, 2026. As of September 30, 2026, shares having an aggregate offering price of up to $99,460,466 remained available under the Equity Distribution Agreement, subject to the limits of General Instruction I.B.6 of Form S-3.

Conversions of Convertible Notes

Senior Secured Convertible Promissory Note

During the nine months ended September 30, 2026, the holder of the Streeterville Initial Note effected sixteen conversions, converting $2,660,000 of face value into 1,247,172 shares of common stock: nine conversions between April 20, 2026, and June 22, 2026 ($1,085,000 into 397,777 shares) and seven conversions between July 1, 2026, and September 22, 2026 ($1,575,000 into 849,395 shares). The conversions were accounted for under the book-value method prescribed by ASC 470-20-40-1. The Company relieved the net carrying value of the converted debt, being $2,660,000 of face value less $2,183,439 of related unamortized discount, and reclassified $1,816,217 of the compound embedded derivative liability to equity, resulting in an aggregate credit to stockholders’ equity of $2,292,778, comprising $125 of common stock and $2,292,653 of additional paid-in capital. No gain or loss was recognized on the conversions. Face value of $4,900,000 remained outstanding at September 30, 2026. See Note 9 — Debt Financing.

1800 Diagonal Lending Notes

During the three months ended June 30, 2026, 1800 Diagonal Lending LLC converted the outstanding balances of Notes 4 and 5 into an aggregate of 70,831 shares at conversion prices ranging from $2.1905 to $2.3075 per share, credited to equity at $159,732, comprising $7 of common stock and $159,725 of additional paid-in capital. During the three months ended September 30, 2026, the holder converted the remaining balances of Notes 6 and 7 in six conversions between July 21, 2026, and August 3, 2026, at conversion prices of approximately $1.25 to $1.43 per share, into an aggregate of 215,226 shares credited to equity at $291,255, comprising $22 of common stock and $291,233 of additional paid-in capital. Notes 4, 5, 6 and 7 had no balance outstanding at September 30, 2026. See Note 9 — Debt Financing.

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

The $310,000 loss on settlement of payable reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 2026, relates entirely to the February 2026 transaction. No gain or loss on settlement was recognized during the three months ended June 30, 2026, or September 30, 2026.

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

Deferred Stock-Based Compensation

The 300,000 restricted shares issued to Global Alliance Consulting Group on January 1, 2026, valued at $2,250,000, are recognized as stock-based compensation on a straight-line basis over the 36-month requisite service period. The Company recognized $187,500 of compensation cost in each of the first three quarters of 2026, and $562,500 for the nine months ended September 30, 2026. The unrecognized portion of $1,687,500 at September 30, 2026 ($1,875,000 at June 30, 2026, and $nil at December 31, 2025) is presented as deferred stock-based compensation, a contra-equity caption, on the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity (deficit). The unrecognized cost is expected to be recognized over the remaining 27 months of the service period.

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

No compensation cost in respect of the CEO Award was recognized during the three months ended September 30, 2026. Compensation cost of $7,611,669 was recognized for the nine months ended September 30, 2026, and no compensation cost was recognized in either comparative period of 2025.

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

Series A Convertible Preferred Stock Award

Under the 2026 CEO Employment Agreement, Mr. Boulette is eligible to receive up to 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Award”) in five annual tranches of 200,000 shares, each issuable upon achievement of a performance milestone. The year-one milestone was the uplisting of the Company’s common stock to a national securities exchange, which occurred on January 28, 2026, when the common stock began trading on the Nasdaq Capital Market. The year-two milestone requires both (i) the completion of an acquisition involving at least $5 million in transaction consideration, or the commercial launch of a major new product or platform projected to generate at least $5 million of incremental annualized revenue, and (ii) an increase in the Company’s annual sales of at least $15 million. The milestone for each of years three through five is year-over-year sales growth of at least 30%. The Series A Preferred Award was approved by the Board of Directors and, on August 17, 2026, by written consent of the holder of a majority of the Company’s voting power, as described in the Company’s definitive information statement on Schedule 14C filed on August 31, 2026.

The Company determined that the grant date of the Series A Preferred Award under ASC 718, Compensation — Stock Compensation, was August 17, 2026, the date on which the award was approved and the Company and Mr. Boulette reached a mutual understanding of its key terms. Because the year-one milestone had been achieved before the grant date and no further service is required, the first tranche was fully vested at grant. On September 25, 2026, following the expiration of the 20-day period after the information statement was first made available to stockholders and the filing of the Certificate of Designation with the Nevada Secretary of State, the Company issued the 200,000 shares of the first tranche to Mr. Boulette for no cash consideration.

There is no market for the Series A Convertible Preferred Stock. Because each share is convertible at any time, at the holder’s option and for no additional consideration, into 150 shares of common stock, carries no dividend rights and has a liquidation preference limited to its $0.0001 stated value, the Company measured the fair value of the first tranche by reference to the 30,000,000 shares of common stock into which it is convertible, at the $1.69 closing price of the common stock on the Nasdaq Capital Market on August 17, 2026. The par value paid for the shares does not represent their fair value. The Company recognized stock-based compensation expense of $50,700,000 in general and administrative expenses for the three and nine months ended September 30, 2026, with corresponding increases of $20 in Series A preferred stock and $50,699,980 in additional paid-in capital.

The remaining four tranches, totaling 800,000 shares of Series A Convertible Preferred Stock convertible into 120,000,000 shares of common stock, are subject to performance conditions that the Company has determined were not probable of achievement at September 30, 2026; accordingly, no compensation cost has been recognized for those tranches. Based on the $1.69 grant-date closing price, the grant-date fair value of the remaining tranches is approximately $202,800,000, which will be recognized if and when achievement of the related performance condition becomes probable. The Company reassesses the probability of achievement at each reporting date.

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

In recognition of the advisory services that Maxim had nonetheless rendered in connection with the abandoned equity raise, the parties agreed to a renegotiated settlement of 250,000 shares as full and final consideration for advisory services rendered through the date of issuance. The 250,000 shares were issued on March 23, 2026, at a grant-date fair value of $1,007,500 (250,000 shares × $4.03 closing price on March 23, 2026), recognized as professional-fees and advisory-services expense in the consolidated statement of operations consistent with SAB Topic 14.F. No further shares were issued to Maxim after March 23, 2026.

Maxim is the Company’s sales agent under the Equity Distribution Agreement dated April 14, 2026, described under “At-the-Market Offering” above, and received commissions of $16,186 in that capacity during the nine months ended September 30, 2026 ($2,078 during the three months ended September 30, 2026), which were recorded against the proceeds of the offering. Maxim also received a $60,000 placement agent fee in connection with the July Note. Maxim is an arm’s-length counterparty and is not a related party under ASC 850-10-20.

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

NOTE 12 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 1, 2026, through November 13, 2026, the date these condensed consolidated financial statements were available to be issued, and identified the following events requiring disclosure. None of these events required adjustment to the condensed consolidated financial statements as of September 30, 2026.

Conversion of Streeterville Initial Note

On October 7, 2026, Streeterville converted $150,000 of the Outstanding Balance of the Streeterville Initial Note into 97,062 shares of common stock at a conversion price of $1.5454 per share, equal to 87% of the lowest daily VWAP of the common stock during the ten trading days preceding the measurement date. After the conversion, Streeterville reported a remaining Outstanding Balance under that note of $5,077,667.86. The conversion will be accounted for in the fourth quarter of 2026 under the book-value method prescribed by ASC 470-20-40-1. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Conversion of Streeterville July Note

On November 3, 2026, Streeterville converted $150,000 of the Outstanding Balance of the July Note (effective July 22, 2026) into 194,225 shares of common stock at a conversion price of $0.7723 per share, equal to 87% of the lowest daily VWAP of the common stock during the ten trading days preceding the measurement date. After the conversion, Streeterville reported a remaining Outstanding Balance under the July Note of $2,280,415.80. The conversion will be accounted for in the fourth quarter of 2026 under the book-value method prescribed by ASC 470-20-40-1. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Conversion of 1800 Diagonal Lending Note

On November 6, 2026, 1800 Diagonal Lending, LLC converted $40,000 of the outstanding principal of its convertible promissory note dated May 6, 2026 into 94,245 shares of common stock at a conversion price of $0.424425 per share. After the conversion, the remaining balance due under that note was $225,820. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Equity Purchase Agreement with Hudson Global Ventures, LLC

On September 17, 2026, the Company entered into an Equity Purchase Agreement with Hudson Global Ventures, LLC (the “Investor”), establishing an equity line under which the Company may, from time to time and in its discretion, require the Investor to purchase shares of common stock (the “Put Shares”). In connection with the agreement, the Company registered the resale of up to 5,000,000 Put Shares and 275,000 shares issuable upon exercise of a warrant issued to the Investor, in each case under the Company’s Form S-3 (File No. 333-294416) pursuant to a prospectus supplement dated October 19, 2026. On October 22, 2026, the Company issued 274,102 Put Shares to the Investor under the Equity Purchase Agreement.

Repayment of Dune September Note

On October 2, 2026, the Company repaid the $500,000 due to Dune Equity Holdings LLC under the secured promissory note canceled in September 2026, and Dune returned the 52,500 commitment shares issued in connection with that note, which were canceled (see Note 9 — Debt Financing).

NOTE 12 — SUBSEQUENT EVENTS (continued)

Dune Equity Holdings LLC Secured Promissory Note

On October 2, 2026, the Company entered into a securities purchase agreement with Dune and issued a secured promissory note with a principal amount of up to $1,875,000, for a purchase price of up to $1,575,000 (the “Dune Note”). Dune funded the first tranche on October 2, 2026, with principal of $937,500, including a prorated original issue discount of $150,000, for a purchase price of $787,500. Dune withheld $40,000 for its legal fees, and the Company received $747,500. The principal terms of the Dune Note are:

●	Interest: a one-time interest charge of 12% on the principal of each tranche ($112,500 for the first tranche). Default interest is the lesser of 18% per annum or the maximum rate permitted by law.

●	Maturity and repayment: each tranche matures 12 months after its funding date. Cash amortization payments of 10% of each tranche’s original balance, including the prorated interest charge, begin 15 days after funding and continue at 30-day intervals. For the first tranche, each payment is $105,000.

●	Conversion: Dune may convert at a fixed price of $2.50 per share. After an event of default or a missed amortization payment, the conversion price becomes the lower of $2.50 or 65% of the average of the three lowest traded prices in the ten trading days before conversion. Conversions are limited to 4.99% beneficial ownership and by an exchange cap under Nasdaq Listing Rule 5635(d) pending stockholder approval, which the Company is required to obtain by December 31, 2026.

●	Prepayment: the Company may prepay a tranche within 180 days of its funding at 110% of the prepayable amount.

●	Additional tranches: Dune may, at its option, fund further tranches with purchase prices of $262,500 and $525,000.

●	Security: the Dune Note is secured under a security agreement.

As additional consideration, the Company issued Dune 75,000 commitment shares. The Company may be required to issue make-whole shares if the closing price of the common stock on the date the restrictive legend on the commitment shares is removed is below $2.86, such that the total commitment shares equal 150,000 divided by that price. The transaction was reported on a Current Report on Form 8-K dated October 8, 2026. On October 15, 2026, the Company made the first amortization payment of $105,000. The Company is evaluating the accounting for the Dune Note, including the embedded conversion features under ASC 815-15 and the make-whole provision, which is expected to be classified as a liability under ASC 480-10-25-14, and will reflect the transaction in the fourth quarter of 2026.

Streeterville Notice of Trigger Event

On October 20, 2026, Streeterville delivered a notice to the Company asserting that the securities purchase agreement the Company entered into with Dune Equity Holdings LLC on October 2, 2026, was a Restricted Issuance under the securities purchase agreements for the Streeterville Initial Note and the July Note, that Streeterville had not given the prior written consent required by Section 4(v) of those agreements, and that a Major Trigger Event had therefore occurred under Section 4.1(h) of each note as of October 2, 2026. The notice states that Streeterville has elected to apply the Trigger Effect and that the Outstanding Balance of each note has been increased by 10%, effective as of October 2, 2026. The notice does not state the amount of the increase. Based on its records of the Outstanding Balances, the Company estimates that the aggregate Outstanding Balance of the notes would increase by approximately $741,786, from approximately $7,417,857 to approximately $8,159,643 as of October 2, 2026, consisting of approximately $522,302 for the Streeterville Initial Note and $219,483 for the July Note; Streeterville has not confirmed these amounts. Except for the asserted increase, the payment, conversion and other terms of the notes have not changed. Streeterville reserved all other rights and remedies under the transaction documents. The Company disputes Streeterville’s assertions, including whether the Dune transaction is a Restricted Issuance, whether a Trigger Event occurred, and whether the Trigger Effect or any increase in the Outstanding Balance of the notes was validly applied, and reserves all of its rights, remedies, claims and defenses. The Company is evaluating its options and may engage with Streeterville regarding the matters raised in the notice. As of the date of these financial statements, Streeterville has not delivered a demand to cure under Section 4.3 of the notes or declared an Event of Default. The Company disclosed the notice in a Current Report on Form 8-K filed on October 26, 2026. Because the asserted trigger event occurred after September 30, 2026, no amount has been recognized in the accompanying financial statements. The Company will assess the matter in the fourth quarter of 2026; if the Company does not prevail, the increase in the Outstanding Balance would be recognized at that time. There can be no assurance that the Company will succeed in contesting the asserted increase.

Boot Capital

On October 15, 2026, the Company paid the final installment of $7,219.45 on Boot Note #3, and the note was paid in full. The next installment of $24,780 on Boot Note #4 is due on November 13, 2026.

Other Related Party Activity

On October 5, 2026, the Company paid Boumarang Inc. the $100,000 September 2026 fee under the development agreement described in Note 6. On October 7, 2026, Mr. Boulette, the Company’s Chief Executive Officer, advanced $85,000 to the Company.

Collections of Accounts Receivable

From October 1, 2026, through October 23, 2026, the Company collected $570,466 of trade accounts receivable outstanding at September 30, 2026, including $53,945 from Psquared Inc.

Shares Outstanding

As of November 13, 2026, the Company had 41,133,378 shares of common stock outstanding, an increase of 737,507 shares from the 40,395,871 shares outstanding at September 30, 2026, reflecting the 97,062 shares issued on October 7, 2026 upon conversion of the Streeterville Initial Note, the 194,225 shares issued on November 3, 2026 upon conversion of the July Note, the 54,566 shares sold under the at-the-market program, the 75,000 commitment shares issued to Dune, less the 52,500 Dune commitment shares returned and canceled, and 274,102 Put Shares issued to Hudson Global Ventures, LLC under the Equity Purchase Agreement, 94,245 shares issued to 1800 Diagonal Lending, LLC on conversion of a convertible note, and 807 additional shares issued on November 2, 2026. After September 30, 2026, the Company sold 55,373 shares under the at-the-market program (16,566 shares on October 27, 38,000 shares on October 29, and 807 shares on October 30, 2026) for aggregate gross proceeds of approximately $54,542, which shares were registered under the Form S-3 (File No. 333-294416).

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

On September 9, 2021, the Company completed a reverse split in the amount of 1-for-150, changed the Company’s name to Eva Live Inc., changed the Company’s trading symbol from “MLWN” to “GOAI,” and executed an Acquisition Agreement resulting in a change of control of the Company. On September 10, 2021, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name from “Malwin Ventures, Inc.” to “Eva Live Inc.” and a change in the Company’s ticker symbol from “MLWN” to the new trading symbol “GOAI”. Trading under the new ticker symbol began at market opening on July 11, 2021.

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

Corporate Information

In September 2026, the Company relocated its principal executive office to 8488 Rozita Lee Avenue, Building 3, Las Vegas, Nevada 89113. Our telephone number is (310) 229-5981, and our corporate website is www.eva.live.

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

PLAN OF OPERATIONS

The Company’s near-term plan of operations focuses on: (i) continued execution of the Eva Platform digital advertising and media monetization business, which comprises all revenue other than the AI-driven marketing services described below and generated revenue of $3,729,807 and $10,023,828 for the three and nine months ended September 30, 2026, compared with $4,913,318 and $12,733,550 for the comparative prior-year periods; (ii) the AI-driven marketing services line of business introduced in the first quarter of 2026, which comprises solely the Jet.AI, Inc. and Braiin Limited service contracts described in Note 4 and generated no revenue for the three months ended September 30, 2026, and $1,813,600 for the nine months then ended, with no comparable revenue in either prior-year period; (iii) deployment of the cash proceeds received from the Streeterville Notes ($8,336,500 net of debt issuance costs) toward working capital and growth initiatives; and (iv) continued reduction of legacy convertible note obligations through scheduled cash repayments and holder-elected conversions, as described in Note 9.

As of September 30, 2026, the Company had 40,395,871 shares of common stock issued and outstanding and approximately $308,272 of unrestricted cash. The Company entered into an Equity Distribution Agreement with Maxim Group LLC on April 14, 2026, supporting an at-the-market offering of up to $100,000,000 in common stock under the Company’s effective Form S-3 shelf registration statement (Registration No. 333-294416, declared effective March 24, 2026), subject to the limits of General Instruction I.B.6 of Form S-3. Sales under the Equity Distribution Agreement are at the Company’s discretion and may be used to fund operations, working capital needs, and other general corporate purposes.

Financial Conditions at September 30, 2026, and December 31, 2025

The following discussion compares the Company’s financial position at September 30, 2026, to its financial position at December 31, 2025.

Total Assets

Total assets increased by $7,573,507, from $16,315,862 at December 31, 2025, to $23,889,369 at September 30, 2026. The increase reflects the $3,000,000 equity interest in Psquared Inc. received in settlement of a receivable, $1,883,274 of growth in net accounts receivable after the $2,903,868 increase in the allowance for doubtful accounts, $1,476,856 of capitalized website and software development costs, $865,234 of marketable securities received as customer consideration and remeasured to fair value, the $180,000 investment in drone technology and a $105,748 increase in cash.

Cash and Cash Equivalents

Cash and cash equivalents increased by $105,748, from $202,524 at December 31, 2025, to $308,272 at September 30, 2026. The increase was funded by financing activities rather than by operations; operating activities used cash of $8,540,512 during the nine months ended September 30, 2026.

Accounts Receivable, Net

Accounts receivable, net increased by $1,883,274, from $16,006,624 at December 31, 2025, to $17,889,898 at September 30, 2026, net of an allowance for doubtful accounts of $1,379,519 and $4,283,387, respectively. The Company recorded $2,903,869 of bad debt expense in the third quarter of 2026 to fully reserve the balances of five customers. Realization of this balance in cash is central to funding operations. Balances aged more than 90 days from invoice date were $14,373,021, or approximately 80% of the net balance, and the five largest customer balances represented approximately 76% of the net balance. See Note 2 — Summary of Significant Accounting Policies for the aging schedule.

Marketable Securities

The Company recorded marketable securities of $865,234 at September 30, 2026 (none at December 31, 2025). The marketable securities represent common shares of customers received as non-cash consideration under investor relations services contracts, carried at fair value. The Company recognized an unrealized loss of $343,771 on these securities for the three months ended September 30, 2026, and an unrealized gain of $151,634 for the nine months then ended. In addition, the Company holds a $3,000,000 non-marketable equity interest in Psquared Inc. received in settlement of accounts receivable, which is classified as a non-current asset.

Original Issue Discount and Deferred Financing Costs, Net

Original issue discount, net increased by $78,121, from $73,482 at December 31, 2025, to $151,603 at September 30, 2026, and deferred financing costs, net decreased by $14,497, from $18,044 to $3,547, in each case reflecting discounts and costs added on notes issued during the period less amortization and amounts written off on conversion or extinguishment, including $7,359 written off in the third quarter on notes extinguished in prior periods (see Note 2). These balances are presented as separate current assets and are not netted against the related notes payable.

Property and Equipment, Net

Furniture and equipment, net decreased by $1,229, from $14,919 at December 31, 2025, to $13,690 at September 30, 2026, reflecting depreciation for the period. In addition, the Company capitalized $1,476,856 of website and software development costs (none at December 31, 2025), of which $15,333 was included in payroll liabilities — related parties at September 30, 2026, and recorded a $180,000 investment in drone technology, of which $100,000 was included in accounts payable at September 30, 2026. See Note 5.

Accounts Payable

Accounts payable and accrued liabilities decreased from $2,933,844 at December 31, 2025, to $9,000 at September 30, 2026, and accounts payable — related party was $100,000 at September 30, 2026 (none at December 31, 2025). The December 31, 2025 balance was settled substantially in common stock rather than cash, including $4,532,974 of shares issued in settlement of accounts payable during the nine months ended September 30, 2026. At September 30, 2026, accounts payable — related party consisted of the September 2026 monthly fee payable to Boumarang Inc. under the development agreement described in Note 6, and accounts payable and accrued liabilities consisted of a $9,000 brokerage fee payable to Digital Offering LLC in connection with Diagonal Note 10.

Payroll Liabilities — Related Parties

Payroll liabilities — related parties decreased from $2,633,885 at December 31, 2025, to $99,666 at September 30, 2026. The December 31, 2025 balance was settled through the June 10, 2026, issuance of 825,483 shares of common stock valued at $1,882,094 to officers, directors and the spouse of the Chief Executive Officer, together with cash payments made during the period. The September 30, 2026 balance represents compensation for the third quarter of 2026 owed to directors, the spouse of the Chief Executive Officer and the Chief Executive Officer. See Note 8.

Accrued Interest

Accrued interest increased by $386,339, from $68,601 at December 31, 2025, to $454,940 at September 30, 2026, principally reflecting $354,562 of stated interest on the Streeterville Notes that accrues to the outstanding balance rather than being paid in cash.

Notes Payable, Current Portion

Notes payable increased by $369,005, from $875,330 at December 31, 2025, to $1,244,335 at September 30, 2026, comprising Diagonal of $1,093,696, Boot of $50,639, and the D. Allison Note of $100,000. The $110,000 Global Alliance Note, held by a related party, is presented separately as note payable — related party at both dates. These are face amounts; unamortized original issue discount of $151,603 and deferred financing costs of $3,547 are presented as separate current assets and are not netted against the notes. In addition, the Company owed $500,000 to Dune Equity Holdings LLC at September 30, 2026, which was repaid on October 2, 2026. The change in notes payable comprised:

Cash movements during the period:

●	$1,611,000 of cash proceeds from the issuance of new convertible promissory notes, comprising Diagonal Note 6 of $100,000 and Note 7 of $350,000 and Boot Notes #3 and #4 aggregating $200,000 in the first quarter, Diagonal Note 8 of $393,000 in the second quarter, and Diagonal Notes 9 of $318,000 and 10 of $250,000 in the third quarter.

●	$(705,223) of cash repayments of note principal, comprising $520,697 on the Diagonal notes and $184,526 on the Boot notes; total cash paid to these lenders including interest was $783,065.

Non-cash movements during the period:

●	$(829,973) of principal converted into common stock, comprising Diagonal Notes 2 through 7 of $702,628 and Boot Notes #1 and #2 of $127,345.

●	$326,570 of original issue discount and deferred financing costs added to face value on the notes issued during the period ($291,570 of OID, comprising Diagonal of $257,070 and Boot of $34,500, and $35,000 of deferred financing costs), including the $34,500 face value adjustment to gross Boot Notes #3 and #4 to their contractual face value, and a $664 adjustment of Boot Note #3 to its contractual principal.

●	$(34,038) reclassification of payments originally recorded against Traffic Purchase expense in the fourth quarter of 2025 that related to Boot Note #1. The D. Allison Note of $100,000 and the Global Alliance Note of $110,000 were unchanged during the period.

Deferred Revenue

No deferred revenue was outstanding at September 30, 2026, or December 31, 2025. The contract liability of $549,803 at March 31, 2026, was fully recognized as revenue during the three months ended June 30, 2026.

Convertible Note Payable, Net of Unamortized Discount

The Company recorded convertible notes payable, net of unamortized discount, of $2,020,386 at September 30, 2026 (none at December 31, 2025), representing the $7,060,000 face value of the Streeterville Notes outstanding at that date ($4,900,000 under the Streeterville Initial Note and $2,160,000 under the July Note) less unamortized discount of $5,039,614. The notes mature on February 26, 2028, and July 22, 2028, respectively, and are classified as long-term liabilities.

Derivative Liability

The Company recorded a derivative liability of $4,418,000 at September 30, 2026 (none at December 31, 2025). The derivative liability represents the compound embedded derivatives bifurcated from the Streeterville Notes under ASC 815-15, initially recognized at $6,662,000 on February 26, 2026, and $1,524,000 on July 24, 2026, reduced by $1,816,217 reclassified to additional paid-in capital on conversions and remeasured to fair value at each reporting date ($2,973,000 for the Streeterville Initial Note and $1,445,000 for the July Note at September 30, 2026). It is classified within Level 3 of the fair value hierarchy.

Stockholders’ Equity

Total stockholders’ equity increased by $5,238,840, from $9,694,202 at December 31, 2025, to $14,933,042 at September 30, 2026.

●	Preferred stock, common stock and additional paid-in capital increased by an aggregate of $72,117,371, reflecting $61,569,169 of stock-based compensation and shares issued for services (including $50,700,000 for the Series A Convertible Preferred Stock issued to the Chief Executive Officer and $7,611,669 of officer stock-based compensation recognized with no shares issued), $400,000 of common stock issued on exercise of the Chief Executive Officer’s stock options in settlement of accrued compensation, shares issued in settlement of accounts payable, accrued related-party liabilities and convertible notes, and $523,348 of net proceeds from at-the-market sales of common stock.

●	Deferred stock-based compensation of $(1,687,500) is presented as a contra-equity balance representing the unvested portion of equity awards granted during the period.

●	Accumulated deficit increased by $65,191,031, reflecting the net loss for the nine months ended September 30, 2026, from $20,342,362 at December 31, 2025, to $85,533,393 at September 30, 2026.

Working Capital

The Company’s working capital increased from $9,679,283 at December 31, 2025, to $16,700,882 at September 30, 2026, an increase of $7,021,599, reflecting total current assets of $19,218,823 and total current liabilities of $2,517,941. Working capital is composed principally of non-cash assets: net accounts receivable of $17,889,898 represented approximately 93% of total current assets and marketable securities a further $865,234, while cash represented approximately 2%. See Note 3 — Going Concern.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 and 2025

The following table summarizes the Company’s results of operations for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended	Three Months Ended	$ Change	% Change
	September 30, 2026	September 30, 2025	(2026 vs 2025)	(2026 vs 2025)
Revenue
Total revenue	$3,729,807	$4,913,318	$(1,183,511)	-24.1%

Operating expenses
General and administrative	55,772,470	529,562	55,242,908	10,431.8%
Media traffic purchase	1,815,583	2,472,788	(657,205)	-26.6%
Amortization and depreciation	735	48,643	(47,908)	-98.5%
Total operating expenses	57,588,788	3,050,993	54,537,795	1,787.5%

Operating income (loss)	(53,858,981)	1,862,325	(55,721,306)	-2,992.0%
Other income (expense)
Interest expense	(1,232,771)	(38,009)	(1,194,762)	3,143.4%
Unrealized gain (loss) on marketable securities	(343,771)	-	(343,771)	NM
Change in fair value of derivative liability	558,325	-	558,325	NM
Loss on settlement of payable	-	-	-	NM
Loss on issuance of convertible note	-	-	-	NM
Total other income (expense)	(1,018,217)	(38,009)	(980,208)	2,578.9%
Net income (loss)	$(54,877,198)	$1,824,316	$(56,701,514)	-3,108.1%

Nine Months Ended September 30, 2026 and 2025

The following table summarizes the Company’s results of operations for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change (2026 vs 2025)	% Change (2026 vs 2025)
Total revenue	$11,837,428	$12,733,550	$(896,122)	-7.0%
Operating expenses
General and administrative	67,069,720	1,238,398	65,831,322	5,315.8%
Media traffic purchase	8,594,067	4,949,334	3,644,733	73.6%
Amortization and depreciation	1,229	49,430	(48,201)	-97.5%
Total operating expenses	75,665,016	6,237,162	69,427,854	1,113.1%
Operating income (loss)	(63,827,588)	6,496,388	(70,323,976)	-1,082.5%
Other income (expense)
Interest expense	(2,909,860)	(51,277)	(2,858,583)	5,574.8%
Unrealized gain (loss) on marketable securities	151,634	-	151,634	NM
Change in fair value of derivative liability	1,951,783	-	1,951,783	NM
Loss on settlement of payable	(310,000)	-	(310,000)	NM
Loss on issuance of convertible note	(247,000)	-	(247,000)	NM
Total other income (expense)	(1,363,443)	(51,277)	(1,312,166)	2,559.0%
Net income (loss)	$(65,191,031)	$6,445,111	$(71,636,142)	-1,111.5%

Revenue

Total revenue was $3,729,807 for the three months ended September 30, 2026, compared to $4,913,318 for the three months ended September 30, 2025, a decrease of $1,183,511, or 24.1%. For the nine months ended September 30, 2026, total revenue was $11,837,428, compared to $12,733,550 for the nine months ended September 30, 2025, a decrease of $896,122, or 7.0%. Presented on the disaggregated basis in Note 4, digital advertising and media monetization revenue — comprising all revenue other than the Jet.AI and Braiin arrangements — was $3,729,807 and $10,023,828 for the three and nine months ended September 30, 2026, compared with $4,913,318 and $12,733,550 in the prior-year periods, while AI-driven marketing services revenue was nil and $1,813,600, with no comparable prior-year revenue. A portion of revenue was settled in non-cash consideration: equity securities with a fair value at receipt of $713,600 were received under customer contracts during the nine months ended September 30, 2026.

General & Administrative Costs

General and administrative expense was $55,772,470 for the three months ended September 30, 2026, compared to $529,562 for the three months ended September 30, 2025, an increase of $55,242,908, or 10,431.8%. For the nine months ended September 30, 2026, general and administrative expense was $67,069,720, compared to $1,238,398 for the nine months ended September 30, 2025, an increase of $65,831,322, or 5,315.8%. The prior-year amounts group professional fees with general and administrative expense to conform to the current-period caption.

The nine-month increase is predominantly non-cash. It includes $50,700,000 of stock-based compensation recognized in the third quarter on the issuance of Series A Convertible Preferred Stock to the Chief Executive Officer, $7,611,669 of stock-based compensation recognized on the January 1, 2026, vesting of the first tranche of his option award and $2,903,869 of bad debt expense recognized in the third quarter. Excluding those charges, general and administrative expense for the nine months ended September 30, 2026, was $5,854,182, comprising principally consulting fees of $2,542,500, advertising and promotion of $1,879,406, salaries and wages of $562,833, legal fees of $279,801, filing fees of $220,025, insurance of $143,329, payroll expenses of $86,380, review and audit fees of $53,750, office expenses of $27,403 and rent of $17,137, with the balance comprising research and development, bank service charges, server fees and other administrative costs.

For the three months ended September 30, 2026, general and administrative expense of $55,772,470 included $50,700,000 of stock-based compensation on the issuance of Series A Convertible Preferred Stock to the Chief Executive Officer, $2,903,869 of bad debt expense, $1,075,733 of net out-of-period reclassifications described in Note 2 ($1,145,733 reclassified from media traffic purchase expense — advertising and promotion of $814,598, filing fees of $220,025, insurance of $81,110 and legal fees of $30,000 — less $70,000 of consulting, advertising and office costs capitalized as software development costs) and $187,500 of other stock-based compensation. Excluding those items, third-quarter general and administrative expense was approximately $905,368, compared with approximately $1,829,816 of cash general and administrative expense in the second quarter.

Media Traffic Purchase

Media traffic purchase expense was $1,815,583 for the three months ended September 30, 2026, compared to $2,472,788 for the three months ended September 30, 2025, a decrease of $657,205, or 26.6%. For the nine months ended September 30, 2026, media traffic purchase expense was $8,594,067, compared to $4,949,334 for the nine months ended September 30, 2025, an increase of $3,644,733, or 73.6%. Third-quarter expense reflects a $1,420,850 reduction from the out-of-period reclassification of amounts recorded in the first and second quarters (see Note 2); excluding that reclassification, media traffic purchase expense for the three months ended September 30, 2026, was $3,236,433, or approximately 87% of revenue. The nine-month increase reflects an expansion in media buying and customer acquisition activity through Hottest Media LLC, Advertala PTE, Wise Ltd., and other media partners and a change in the mix of customer acquisition channels.

Amortization and Depreciation

Amortization and depreciation expense was $735 for the three months ended September 30, 2026, compared to $48,643 for the three months ended September 30, 2025, a decrease of $47,908, or 98.5%. For the nine months ended September 30, 2026, amortization and depreciation expense was $1,229, compared to $49,430 for the nine months ended September 30, 2025, a decrease of $48,201, or 97.5%. The prior-year periods included $47,902 of amortization of original issue discount and deferred financing costs on notes payable, which for 2026 is presented within interest expense. The $1,476,856 of website and software development costs capitalized during 2026 had not been placed in service at September 30, 2026, and no amortization has been recognized.

Operating Income (Loss)

The Company recognized an operating loss of $53,858,981 for the three months ended September 30, 2026, compared to operating income of $1,862,325 for the three months ended September 30, 2025, an unfavorable variance of $55,721,306. For the nine months ended September 30, 2026, the Company recognized an operating loss of $63,827,588, compared to operating income of $6,496,388 for the nine months ended September 30, 2025, an unfavorable variance of $70,323,976. The change in operating results primarily reflects the $50,700,000 of non-cash stock-based compensation recognized in the third quarter of 2026 on the issuance of Series A Convertible Preferred Stock to the Chief Executive Officer, the non-cash equity-based compensation recognized in the first quarter of 2026, the $2,903,869 of bad debt expense recognized in the third quarter, higher media traffic purchase expense relative to revenue and lower revenue.

Interest Expense

Interest expense was $1,232,771 for the three months ended September 30, 2026, compared to $38,009 for the three months ended September 30, 2025. For the nine months ended September 30, 2026, interest expense was $2,909,860, compared to $51,277 for the nine months ended September 30, 2025, an increase of $2,848,723. Of the nine-month amount, $2,361,393 represents amortization of debt discount, original issue discount and deferred financing costs, including accelerated amortization recognized on notes converted during the period, consistent with the add-backs presented in the condensed consolidated statements of cash flows, and $548,467 represents stated and other interest, of which $354,562 relates to the Streeterville Notes and accretes to the outstanding balance rather than being paid in cash. Cash paid for interest was $77,842 for the nine months ended September 30, 2026. See Note 9 — Debt Financing for further details.

Unrealized Gain (Loss) on Marketable Securities

The Company recognized an unrealized loss on marketable securities of $343,771 for the three months ended September 30, 2026, and an unrealized gain of $151,634 for the nine months ended September 30, 2026 (no comparable amounts in the prior-year periods). The amounts reflect the mark-to-market adjustment of common shares of Jet.AI Inc. and Braiin Limited received as non-cash consideration under investor relations services contracts.

Change in Fair Value of Derivative Liability

The Company recognized a gain on the change in fair value of derivative liability of $558,325 for the three months ended September 30, 2026, and a net gain of $1,951,783 for the nine months ended September 30, 2026 (no comparable amounts in the prior-year periods). The amounts reflect the mark-to-market remeasurement of the compound embedded derivatives bifurcated from the Streeterville Notes. The derivative of the Streeterville Initial Note was initially recognized at $6,662,000 on February 26, 2026, was remeasured to $4,923,000 at March 31, 2026, $4,562,001 at June 30, 2026, and $2,973,000 at September 30, 2026, and was reduced by $1,816,217 reclassified to additional paid-in capital on conversions. The derivative of the July Note was recognized at $1,524,000 on July 24, 2026, and remeasured to $1,445,000 at September 30, 2026. The fair value measurement is sensitive to changes in the Company’s common stock price, volatility, and the conversion-trigger probability. See Note 9 — Debt Financing for further detail.

Loss on Settlement of Payable

The Company recognized a loss on settlement of payable of $310,000 for the nine months ended September 30, 2026, and no such loss for the three months ended September 30, 2026 (no comparable amounts in the prior-year periods). The loss reflects the issuance of 500,000 shares of common stock to Hottest Media LLC in February 2026 in settlement of outstanding trade accounts payable. The shares were issued at 80% of the closing price of the Company’s common stock on February 5, 2026; the loss reflects the difference between the carrying value of the settled payable ($1,240,000) and the fair value of the common stock issued ($1,550,000).

Loss on Issuance of Convertible Note

The Company recognized a loss on issuance of convertible note of $247,000 for the nine months ended September 30, 2026, and no such loss for the three months ended September 30, 2026 (no comparable amounts in the prior-year periods). The loss reflects the excess of the initial fair value of the compound embedded derivative bifurcated from the Streeterville Initial Note ($6,662,000) over the available debt discount allocation ($6,415,000) on the issuance date of February 26, 2026. No Day-1 loss was recognized on the July Note. See Note 9 — Debt Financing for further details.

Net Loss

The Company recognized a net loss of $54,877,198, or $(1.38) per basic and diluted share, for the three months ended September 30, 2026, compared to net income of $1,824,316, or $0.06 per basic and diluted share, for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the Company recognized a net loss of $65,191,031, or $(1.73) per basic and diluted share, compared to net income of $6,445,111, or $0.21 per basic and diluted share, for the nine months ended September 30, 2025. The change from net income to net loss is driven predominantly by non-cash charges rather than cash costs: $61,569,169 of stock-based compensation and shares issued for services, $2,903,869 of bad debt expense and $2,361,393 of debt discount, original issue discount and deferred financing cost amortization. Cash used in operating activities for the nine months was $8,540,512. The weighted-average number of common shares outstanding, basic and diluted, was 39,880,979 for the three months and 37,756,602 for the nine months ended September 30, 2026, compared to 31,341,436 in each of the prior-year periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, the Company had cash and cash equivalents of $308,272, compared to $202,524 at December 31, 2025. At September 30, 2026, the Company had total current assets of $19,218,823, total current liabilities of $2,517,941 and working capital of $16,700,882. Accounts receivable, net of an allowance for doubtful accounts of $4,283,387, was $17,889,898, and realization of that balance is central to funding operations. The principal sources of liquidity during the nine months ended September 30, 2026, were the Streeterville Notes, which generated cash proceeds of $8,961,500 ($6,970,000 from the Streeterville Initial Note in February 2026 and $1,991,500 from the July Note in July 2026, before placement agent and legal fees). The Company also received $1,611,000 of proceeds from other promissory notes, $500,000 from Dune Equity Holdings LLC under a note that was canceled and repaid on October 2, 2026, and $523,348 of net proceeds from at-the-market sales of common stock during the period. See Note 9 — Debt Financing for further information regarding the terms of these notes.

Net cash used in operating activities was $8,540,512 for the nine months ended September 30, 2026, compared to $165,802, as revised, for the nine months ended September 30, 2025. Operating cash usage primarily reflects the increase in accounts receivable of $4,883,274 arising from the timing of customer collections and the settlement of previously accrued obligations, partially offset by non-cash add-backs in the reconciliation of net loss to operating cash flow, including stock-based compensation of $58,311,669, shares issued for services of $3,257,500 and amortization of debt discount, original issue discount and deferred financing costs of $2,361,393, less the $1,951,783 net gain on remeasurement of the compound embedded derivatives, $713,600 of marketable securities received as consideration and the $151,634 unrealized gain on marketable securities.

Net cash used in investing activities was $1,541,523 for the nine months ended September 30, 2026, comprising $1,461,523 of capitalized website and software development costs and $80,000 for the investment in drone technology, compared to $10,202 for the nine months ended September 30, 2025.

Net cash provided by financing activities was $10,187,783 for the nine months ended September 30, 2026, compared to $448,930, as revised, for the nine months ended September 30, 2025. Financing activities comprised $8,961,500 of proceeds from the Streeterville Notes, $1,611,000 of proceeds from other promissory notes, $500,000 received from Dune Equity Holdings LLC and $523,348 of net proceeds from the at-the-market equity program, less $783,065 of note repayments and $625,000 of debt issuance costs paid. Net cash increased $105,748 during the nine months ended September 30, 2026, to $308,272 at period end, compared to an increase of $272,926 to $349,282 in the prior-year period.

Approximately 80% of the Company’s net accounts receivable balance at September 30, 2026, was outstanding for more than 90 days from the invoice date, and the Company fully reserved the balances of five customers aggregating $2,903,869 during the third quarter. Management is actively engaged with the Company’s largest counterparties regarding the collection of these balances and, based on counterparty confirmations received to date and the Company’s historical collection experience with these counterparties, expects a substantial portion of these balances to be collected within the look-forward period.

On April 14, 2026, the Company entered into an Equity Distribution Agreement with Maxim Group LLC providing for the offer and sale, from time to time and at the Company’s discretion, of shares of the Company’s common stock having an aggregate offering price of up to $100,000,000 in transactions deemed to be “at-the-market offerings” under Rule 415 promulgated under the Securities Act of 1933. Sales under the Equity Distribution Agreement are conducted under the Company’s effective Form S-3 shelf registration statement (Registration No. 333-294416). Maxim is entitled to a fixed commission of 3.0% of the gross sales price of shares sold. The Equity Distribution Agreement has a term of twelve months from execution. From execution through September 30, 2026, the Company sold 140,948 shares under the agreement for gross proceeds of $539,534 and net proceeds of $523,348. Because the Company’s public float is below $75,000,000, sales under the Form S-3 are limited by General Instruction I.B.6 thereto; see Note 3 — Going Concern. Subsequent to September 30, 2026, the Company received $747,500 from the first tranche of the Dune Note, repaid $500,000 to Dune under the canceled September 2026 note and paid the first $105,000 amortization payment under the Dune Note on October 15, 2026. On October 20, 2026, Streeterville notified the Company that it had increased the Outstanding Balance of the Streeterville Notes by approximately $741,786 following a Major Trigger Event, which the Company disputes. See Note 12 — Subsequent Events.

GOING CONCERN CONSIDERATION

Although the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, management has evaluated, in accordance with FASB Accounting Standards Codification 205-40, whether the conditions and events described in Note 3 — Going Concern, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management has concluded that the conditions and events described in Note 3 — including the operating loss and negative operating cash flow for the nine months ended September 30, 2026, cash of $308,272 and an accumulated deficit of $85,533,393 at September 30, 2026, the concentration of working capital in aged accounts receivable and the increase in the allowance for doubtful accounts, elevated media traffic purchase costs as a percentage of revenue, the contingent redemption rights of the Streeterville Notes and the Major Trigger Event notice received from Streeterville on October 20, 2026, which the Company disputes — raise substantial doubt, and that management’s plans do not alleviate that substantial doubt. See Note 3 — Going Concern for the full going-concern discussion.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a -15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2026. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2026, due to the material weakness in our internal controls, due to inadequate segregation of duties within account processes, due to limited personnel, and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. The out-of-period adjustments recorded during the third quarter of 2026 and described in Note 2 of the condensed consolidated financial statements are a consequence of this material weakness. In addition, the development agreement with Boumarang Inc., a related party, was entered into on August 5, 2026, without prior review by the Audit Committee, which reviewed, approved and ratified it on September 30, 2026.

Management intends to implement remediation steps to improve internal controls, addressing inadequate segregation of duties within account processes, limited personnel resources, and insufficient written policies and procedures for accounting, IT, financial reporting, and record-keeping. We plan to further improve this process by identifying third-party professionals with whom to consult regarding complex accounting applications and considering additional staff with the requisite experience and training to supplement existing accounting professionals, and implementing additional layers of reviews in the internal controls and financial reporting process.

This Report does not include an attestation report from our independent registered public accounting firm, as we are an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting materially.

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

The following securities were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, during the three months ended September 30, 2026. Shares sold under the Company’s at-the-market equity distribution program and the July Note and its conversion shares were registered on the Company’s Form S-3 shelf registration statement and are accordingly not included below. Unregistered sales completed during the three months ended March 31, 2026, and June 30, 2026, were previously reported in the Company’s Quarterly Reports on Form 10-Q for those periods. Unregistered issuances effected after September 30, 2026, and through the date of this report are described under “Issuances Subsequent to September 30, 2026” below.

Between July 1, 2026, and September 22, 2026, the holder of the Streeterville Initial Note effected seven conversions, converting $1,575,000 of the Outstanding Balance into an aggregate of 849,395 shares of common stock at conversion prices ranging from $1.3599 to $2.1287 per share, credited to stockholders’ equity at $1,460,325. Face value of $4,900,000 remained outstanding at September 30, 2026. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. See Note 9 — Debt Financing.

Between July 21, 2026, and August 3, 2026, an aggregate of 215,226 shares of common stock were issued to 1800 Diagonal Lending LLC upon six conversions of two convertible promissory notes, at conversion prices of approximately $1.25 to $1.43 per share, credited to stockholders’ equity at $291,255. Neither note had any balance outstanding at September 30, 2026. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. See Note 9 — Debt Financing.

In September 2026, an aggregate of 52,500 commitment shares of common stock, comprising 35,000 closing commitment shares and 17,500 make-whole commitment shares, were issued to Dune Equity Holdings LLC in reliance on Section 4(a)(2) of the Securities Act in connection with a secured promissory note dated September 4, 2026, that was canceled on September 9, 2026. The shares were returned and canceled on October 2, 2026. See Note 9 — Debt Financing.

On September 25, 2026, the Company issued 200,000 shares of Series A Convertible Preferred Stock, convertible into 30,000,000 shares of common stock, to David Boulette, its Chief Executive Officer, as compensation under the 2026 CEO Employment Agreement. No cash consideration was received. The issuance was made in reliance on Section 4(a)(2) of the Securities Act. See Note 7 — Stock-Based Compensation.

On July 20, 2026, the Company issued the July Note in the original principal amount of $2,160,000 to Streeterville Capital, LLC. The July Note and the conversion shares issuable upon its conversion were registered under the Company’s Form S-3 (File No. 333-294416) and the prospectus supplement filed July 23, 2026, and are accordingly not included above. See Note 9 — Debt Financing.

Issuances Subsequent to September 30, 2026

On October 7, 2026, the holder of the Streeterville Initial Note converted $150,000 of the Outstanding Balance into 97,062 shares of common stock at a conversion price of $1.5454 per share. Following the conversion, the holder reported a remaining Outstanding Balance under that note of $5,077,667.86. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. See Note 12 — Subsequent Events.

On November 3, 2026, the holder of the July Note converted $150,000 of the Outstanding Balance into 194,225 shares of common stock at a conversion price of $0.7723 per share. Following the conversion, the holder reported a remaining Outstanding Balance under the July Note of $2,280,415.80. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. See Note 12 — Subsequent Events.

On November 6, 2026, the Company issued 94,245 shares of common stock to 1800 Diagonal Lending, LLC upon conversion of $40,000 of the outstanding principal of its convertible promissory note dated May 6, 2026, at a conversion price of $0.424425 per share. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. See Note 12 — Subsequent Events.

On October 2, 2026, in connection with the Dune Note, the Company issued 75,000 commitment shares of common stock to Dune Equity Holdings LLC in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Dune returned for cancellation the 52,500 commitment shares issued in September 2026. See Note 12 — Subsequent Events.

After September 30, 2026, the Company sold 55,373 shares under the Company’s at-the-market equity distribution program (16,566 shares on October 27, 2026, 38,000 shares on October 29, 2026, and 807 shares on October 30, 2026) for aggregate gross proceeds of approximately $54,542. These shares were registered under the Company’s Form S-3 (File No. 333-294416) and the related prospectus supplements and are accordingly not included above.

In addition, on October 22, 2026, the Company issued 274,102 Put Shares to Hudson Global Ventures, LLC under the Equity Purchase Agreement dated September 17, 2026, which shares were registered under the Company’s Form S-3 (File No. 333-294416) and the related prospectus supplement dated October 19, 2026, and are accordingly not included above.

Securities Purchase Agreements

On July 20, 2026, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, pursuant to which it issued the July Note in the original principal amount of $2,160,000, effective July 22, 2026, for a purchase price of $2,000,000. The July Note is convertible at the option of the holder at a conversion price equal to 87% of the lowest daily VWAP for the ten trading days preceding the applicable measurement date, subject to a floor price of $0.472, and the holder has the right, for 24 months after the closing, to purchase an additional note in the principal amount of $1,250,000 on the same terms. On October 2, 2026, the Company entered into a securities purchase agreement with Dune Equity Holdings LLC and issued the Dune Note. See Note 9 — Debt Financing and Note 12 — Subsequent Events.

Item 3.	Defaults Upon Senior Securities.

None. On October 20, 2026, the Company received a notice from Streeterville Capital, LLC asserting that a Major Trigger Event had occurred under the Streeterville Notes and that it had increased the Outstanding Balance of each note by 10%, as described in Note 12 — Subsequent Events. The Company disputes the notice and reserves all of its rights to contest it, and disclosed the notice in a Current Report on Form 8-K filed on October 26, 2026. As of the date of this report, Streeterville has not delivered a demand to cure under Section 4.3 of the notes or declared an Event of Default.

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

3.1	Amended and Restated Articles of Incorporation of Eva Live Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2026)

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 29, 2026)

3.3	Amended and Restated Bylaws of Eva Live Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on September 29, 2026)

4.1	Secured Convertible Promissory Note, effective July 22, 2026, issued by Eva Live Inc. to Streeterville Capital, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 23, 2026)

10.1	Securities Purchase Agreement, dated July 21, 2026, between Eva Live Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 23, 2026)

10.2	Security Agreement, dated July 23, 2026, between Eva Live Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 23, 2026)

10.3	Boumarang Inc. service agreement, dated August 5, 2026

10.4†	Executive Employment Agreement, dated August 17, 2026, between Eva Live Inc. and David Boulette (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2026)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, who is duly authorized thereto.

EVA LIVE INC.

Date: November 13, 2026	/s/ David Boulette
David Boulette, President and CEO (Principal Executive Officer)

Date: November 13, 2026	/s/ Imran Firoz
Imran Firoz, CFO (Principal Financial Officer and Principal Accounting Officer)

